Form 10-Q
period 1994-12-31
ROANOKE GAS CO
filed 1995-02-10
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended  December 31, 1994

        Commission File No.      0-367


                             ROANOKE GAS COMPANY
        _________________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


                           VIRGINIA                       54-0359895
        _________________________________________________________________
                  (State or Other Jurisdiction of      (I.R.S. Employer
                  Incorporation or Organization)       Identification
                                                       No.)

                  519 Kimball Ave., N.E., Roanoke, VA         24016
        _________________________________________________________________
                  (Address of Principal Executive Offices)     (Zip Code)


                            (703) 983-3800
        _________________________________________________________________
             (Registrant's Telephone Number, Including Area Code)

                                      None
        ________________________________________________________________
             (Former Name, Former Address and Former Fiscal Year, if
             Changed Since Last Report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X     No
                                                         ______     _____


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Common Stock, $5 Par Value             1,391,387 Shares
        __________________________    ________________________________
                  Class               Outstanding at December 31, 1994

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 1994 AND SEPTEMBER 30, 1994

        UNAUDITED

                                                December 31,   September 30,
                                                    1994            1994
                                                ____________   _____________
                                                 (Unaudited)     (Audited)
        ASSETS

        UTILITY PLANT:
        Utility  Plant in Service               $53,442,811    $52,234,738
        Accumulated Depreciation                 17,909,907     17,465,598
                                                ___________    ___________
        Utility Plant in Service, Net            35,532,904     34,769,140
        Construction Work-In-Progress             1,011,948        495,234
                                                ___________    ___________
        Utility Plant, Net                       36,544,852     35,264,374
                                                ___________    ___________


        NONUTILITY PROPERTY:
        Propane                                   3,626,388      3,368,339
        Accumulated Depreciation                  1,653,898      1,601,137
                                                ___________    ___________
        Nonutility Property, Propane, Net         1,972,490      1,767,202
                                                ___________    ___________

        CURRENT ASSETS:
        Cash                                         58,042        177,269
        Accounts Receivable - (Less
          Allowance for Uncollectibles
          of $475,051 and $318,834,
          Respectively)                           7,636,050      3,179,712
        Inventories                               5,565,954      6,376,353
        Deferred Income Taxes                       263,147        160,291
        Prepaid Income Taxes                             -         260,609
        Purchased Gas Adjustments                   517,440        694,423
        Other                                       684,176        480,957
                                                ___________    ___________
        Total Current Assets                     14,724,809     11,329,614
                                                ___________    ___________


        OTHER ASSETS                              1,213,693      1,218,257
                                                ___________    ___________


        TOTAL                                   $54,455,844    $49,579,447
                                                ___________    ___________

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 1994 AND SEPTEMBER 30, 1994

        UNAUDITED
                                                December 31,   September 30,
                                                    1994            1994
                                                ____________   _____________
                                                 (Unaudited)     (Audited)
        LIABILITIES

        CAPITALIZATION:
        Stockholders' Equity
        Common Stock - Par Value $5;
          Authorized, 3,000,000
          Shares; Issued and Outstanding
          1,391,387 and 1,382,343 Shares,
          Respectively                           $6,956,935     $6,911,715
        Capital in Excess of Par Value            3,740,374      3,631,335
        Retained Earnings                         6,092,273      5,881,869
                                                ___________    ___________
        Total Stockholders' Equity               16,789,582     16,424,919

        Long-Term Debt (Less Current
          Maturities)                            17,646,375     16,414,900
                                                ___________    ___________
        Total Capitalization                     34,435,957     32,839,819
                                                ___________    ___________
        CURRENT LIABILITIES:
        Current Maturities of Long-Term
          Debt                                    1,120,665        672,146
        Notes Payable                             7,186,000      5,235,000
        Dividends Payable                           348,211        346,032
        Accounts Payable                          5,929,424      5,320,481
        Accrued Income Taxes                         36,344            -
        Customers' Deposits                         368,283        336,182
        Accrued Expenses                          1,716,040      1,316,426
        Refunds from Suppliers - Due
          Customers                                 263,977        498,898
                                                ___________    ___________
        Total Current Liabilities                16,968,944     13,725,165
                                                ___________    ___________

        DEFERRED CREDITS AND OTHER LIABILITIES:
        Deferred Income Taxes                     2,271,401      2,225,501
        Deferred Investment Tax Credits             599,670        609,090
        Other                                       179,872        179,872
                                                ___________    ___________
        Total Deferred Credits and
          Other Liabilities                       3,050,943      3,014,463
                                                ___________    ___________

        TOTAL                                   $54,455,844    $49,579,447
                                                ___________    ___________

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
        THREE-MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993

        UNAUDITED
                                                   Three-Months Ended
                                                        December 31,
                                                ____________________________
                                                    1994          1993
        OPERATING REVENUES:
        Gas Utilities                           $12,786,144    $17,530,506
        Propane Operations                        1,329,582      1,421,872
                                                ___________    ___________
        Total Operating Revenues                 14,115,726     18,952,378
                                                ___________    ___________

        COST OF GAS:
        Gas Utilities                             8,128,187     12,354,998
        Propane Operations                          628,401        642,510
                                                ___________    ___________
        Total Cost of Gas                         8,756,588     12,997,508
                                                ___________    ___________

        OPERATING MARGIN                          5,359,138      5,954,870
                                                ___________    ___________

        OTHER OPERATING EXPENSES:
        Gas Utilities:
          Other operations                        2,012,561      1,898,796
          Maintenance                               382,345        318,812
          Taxes - general                           589,483        707,759
          Taxes - income                            229,230        448,296
          Depreciation and amortization             525,761        486,740
        Propane operations (including
          taxes - income of $73,879 and
          $85,159, respectively)                    573,228        580,525
                                                ___________    ___________
        Total Operating Expenses                  4,312,608      4,440,928
                                                ___________    ___________

        OPERATING EARNINGS                        1,046,530      1,513,942
                                                ___________    ___________

        OTHER INCOME AND DEDUCTIONS:
        Gas Utilities:
          Merchandising and Jobbing                  63,399         36,281
          Other Deductions                          (69,452)       (39,222)
          Taxes - Income                              2,410            147
        Propane operations, net                      29,916         23,577
                                                ___________    ___________
        Total Other Income and Deductions            26,273         20,783
                                                ___________    ___________

        EARNINGS BEFORE INTEREST CHARGES          1,072,803      1,534,725
                                                ___________    ___________

        INTEREST CHARGES:
        Gas Utilities:
          Long-term Debt                            412,365        406,356
          Other Interest                             96,807         77,846
        Propane operations, net                       5,029         14,058
                                                ___________    ___________
        Total Interest Charges                      514,201        498,260
                                                ___________    ___________

        NET EARNINGS                               $558,602     $1,036,465
                                                ___________    ___________

        EARNINGS PER COMMON AND
          COMMON SHARE EQUIVALENT                     $0.40          $0.80
                                                ___________    ___________

        CASH DIVIDENDS PER SHARE                      $0.25          $0.25
                                                ___________    ___________

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE-MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993

        UNAUDITED                                   Three-Months Ended
                                                        December 31,
                                                ____________________________
                                                    1994          1993

        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                               $558,602     $1,036,465
        Adjustments to reconcile net
          earnings to net cash provided
          by operating activities:
        Depreciation and amortization               630,789        581,487
        Loss from disposal of property                3,011            203
        Changes in working capital,
          operating assets and
          liabilities exclusive of
          changes shown separately               (2,631,284)    (2,138,643)
                                                ____________   ____________
        Net cash used in operating
          activities                             (1,438,882)      (520,488)
                                                ____________   ____________

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction expenditures                (2,104,607)      (942,426)
        Other                                       (42,529)       (14,143)
        Proceeds from disposal of
          equipment                                  27,570            431
                                                ___________    ___________
        Net cash used in investing
          activities                             (2,119,566)      (956,138)
                                                ____________   ____________

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-
          term debt                               1,700,000      2,000,000
        Retirement of long-term debt                (12,500)      (362,500)
        Payments on obligation under
          capital lease                              (7,506)        (5,293)
        Borrowings on line-of-credit
          agreements, net                         1,951,000        400,000
        Cash dividends paid                        (346,032)      (322,325)
        Proceeds from issuance of stock             158,709        154,707
        Capital stock expense                        (4,450)       (60,843)
                                                ____________   ____________
        Net cash provided by financing
          activities                              3,439,221      1,803,746
                                                ___________    ___________

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                     (119,227)       327,120

        CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD                       117,269        885,686
                                                ___________    ___________

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                             $58,042     $1,212,806
                                                ___________    ___________

        SUPPLEMENTAL INFORMATION:
        Interest Paid                              $266,199       $681,482
        Income taxes paid (refunded), net            75,000       (325,000)

        NONCASH TRANSACTIONS:
        A capital lease obligation of $7,925 was incurred when the Company entered into an equipment lease in 1993

        A note receivable of $490,000 was received in 1993 upon the sale of a building, resulting in a deferred gain of $67,556

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED


        1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of December 31, 1994 and September 30, 1994 and the results of operations and cash flows for the three months ended December 31, 1994 and 1993.

             The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

        2. The Company incurred an additional $1,700,000 in intermediate term debt during the quarter ended December 31, 1994 in the form of two unsecured notes. The $1,000,000 note is due in full on October 19, 1996 with interest payable monthly at a fixed rate of 7.64%. The $700,000 note is due in full on October 18, 1996 with interest payable monthly at a variable rate based on LIBOR.

        3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

        4. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period (1,388,416 and 1,293,718 for the three months ended December 31, 1994 and 1993, respectively).

        5. On May 23, 1994, the Board of Directors of the Company declared a 100% stock dividend on the Company's common stock, payable on July 1, 1994 to holders of record on June 15, 1994. The 100% common stock dividend has been accounted for as a stock split, effected in the form of a dividend, and thus did not provide any capitalization of retained earnings. A total of 681,924 whole shares of common stock were issued in connection with the common stock dividend, and a total of $3,409,625 was reclassified from the Company's capital in excess of par value account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the 100% stock dividend.

        6. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED


        to customers. The by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. A preliminary analysis at the Bluefield Gas Company site indicates further evaluation is warranted, and the Company is reviewing alternative methods and practices for site investigation. The Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Additionally, the Company is in the process of evaluating and remediating petroleum contamination associated with its present or former ownership of underground storage tanks in Roanoke and Bluefield. Should contamination sufficient to warrant remedial action eventually be identified, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any remediation work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, the stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs and seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated results of operations.

        7. Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED


        an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are in process, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

             Management anticipates that the Company will be able to renew all of its franchises. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Consolidated net earnings for the three months ended
        December 31, 1994 were $558,602 compared to $1,036,465 for the same period last year.

             Operating revenues and operating margin decreased significantly from last year due to the current quarter having 21% fewer heating degree days than the same period a year ago and 15% fewer than normal. Total billed and unbilled volumes decreased by more than 277,000 MCFs or almost 9% from the same period last year. The decrease is even more pronounced in the higher margin residential and commercial sales which experienced a 15% decline in volume. Propane deliveries decreased more than 7% in contributing to the lower consolidated margins. Other operations expenses increased $113,765 due to higher labor costs and other small expense increases. Maintenance expenses increased $63,533 primarily due to the annual clearing of brush from the transmission gas line. Last year these expenses were incurred in the second quarter. The decrease in general taxes is attributable to decreases in revenue sensitive taxes offset by general property tax increases. Depreciation expense increased due to the increase in gas plant. Propane operations decreased due to lower income tax expense associated with lower income from lower sales volumes. Total interest expense increased as the Company's total debt position increased by more than $1.3 million.

             On June 15, 1994, Roanoke Gas Company filed an application for general rate increase of $1,281,582 in additional gross revenues. On November 13, 1994, Roanoke Gas Company placed into effect new rates allowing for additional gross revenues of $1,281,582 subject to refund. A hearing date has been scheduled for January 30, 1995.

             Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. A preliminary analysis at the Bluefield Gas Company site indicates further evaluation is warranted, and the Company is reviewing alternative methods and practices for site investigation. The Company has not received any notices of violation or liabilities

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Additionally, the Company is in the process of evaluating and remediating petroleum contamination associated with its present or former ownership of underground storage tanks in Roanoke and Bluefield. Should contamination sufficient to warrant remedial action eventually be identified, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any remediation work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, the stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs and seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated results of operations.

             Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the

        ROANOKE GAS COMPANY AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are in process, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

             Management anticipates that the Company will be able to renew all of its franchises. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

             The three month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1995. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Any improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months.

                           PART II - OTHER INFORMATION


        Item 6.   (a)  Exhibits.

                       Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three-months ended
                       December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ROANOKE GAS COMPANY



        Date:  February 10, 1995           By:  Roger L. Baumgardner
                                                Vice President/Secretary,
                                                  Treasurer and Principal
                                                  Accounting Officer