Form 10-Q
period 1995-03-31
ROANOKE GAS CO
filed 1995-05-11
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended      March 31, 1995

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

                  Class                Outstanding at March 31, 1995
        __________________________    ________________________________
        Common Stock, $5 Par Value             1,391,387 Shares

	ROANOKE GAS COMPANY AND SUBSIDIARIES
	------------------------------------

	CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995 AND
	SEPTEMBER 30, 1994
	----------------------------------------------------------

	UNAUDITED
	---------

					                                       March 31,	      September 30,
                                  					       1995		             1994
                                   					   -----------	     -------------
          ASSETS			                        (Unaudited)	       (Audited)
       	  ------
          UTILITY PLANT:
          In service                       $53,469,173       $52,234,738
          Accumulated depreciation          18,419,264        17,465,598
                                  					    -----------	      -----------
          In service, net                   35,049,909        34,769,140
          Construction work-in-progress      2,589,906           495,234
                                   					   -----------	      -----------
          Utility plant, net                37,639,815        35,264,374
                                   					   -----------       -----------

          NONUTILITY PROPERTY:
          Propane                            3,801,241         3,368,339
          Accumulated depreciation           1,723,943         1,601,137
                                   					   -----------	      -----------
          Nonutility property, net           2,077,298         1,767,202
                                   					   -----------	      -----------
          CURRENT ASSETS:
          Cash                                 336,285           177,269
          Temporary cash investments           318,000              -
          Accounts receivable - (less
           allowance for doubtful
           accounts of $709,439 and
           $318,834, respectively)           7,152,575         3,179,712
          Inventories                        2,390,545         6,376,353
          Deferred income taxes              1,026,661           160,291
          Prepaid income taxes                    -              260,609
          Purchased gas adjustments               -              694,423
          Other                                438,414           480,957
					                                      -----------	     ------------

          Total current assets              11,662,480        11,329,614
					                                      -----------	     ------------

          OTHER ASSETS                       1,253,968         1,218,257
                                   					   -----------	     ------------

          TOTAL                            $52,633,561       $49,579,447
					                                      ===========	     ============

          See condensed notes to condensed consolidated financial statements.

	ROANOKE GAS COMPANY AND SUBSIDIARIES
	------------------------------------

	CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995 AND
	SEPTEMBER 30, 1994
	-----------------------------------------------------------

      UNAUDITED
      ---------

                                        							  March 31,	   September 30,
				                                          		   1995		         1994
                                         							------------	 ------------
      LIABILITIES      				                    	(Unaudited)	    (Audited)
      -----------
      CAPITALIZATION:
      Stockholders' equity
      Common stock, $5 par value. Authorized,
       3,000,000 shares; issued and outstanding
       1,404,815 and 1,382,343 Shares,
       respectively					                         $ 7,024,070	   $ 6,911,715
      Capital in excess of par value			            3,888,259	     3,631,335
      Retained earnings					                       7,534,965 	    5,881,869
                                          							-----------    -----------
      Total stockholders' equity			               18,447,294	    16,424,919

      Long-term debt, excluding current
       maturities					                            17,300,990	    16,414,900
                                          							-----------	    ----------
      Total capitalization                   				 35,748,284	    32,839,819
                                          							-----------	    ----------
      CURRENT LIABILITIES:
      Current maturities of long-term debt		       1,125,485	       672,146
      Notes payable 					                          2,165,000	     5,235,000
      Dividends payable					                         353,058	       346,032
      Accounts payable					                        3,818,858	     5,320,481
      Accrued income taxes				                     1,406,680		         -
      Customers' deposits				                        385,969	       336,182
      Accrued expenses					                        2,213,619	     1,316,426
      Refunds from suppliers - due customers		       368,054	       498,898
      Purchased gas adjustments              				  1,902,510		         -
                                          							-----------	   -----------
      Total current liabilities              				 13,739,233	    13,725,165
                                       						   	-----------	   -----------

      DEFERRED CREDITS AND OTHER LIABILITIES:
      Deferred income taxes 				                   2,375,922	     2,225,501
      Deferred investment tax credits			             590,250	       609,090
      Other						                                    179,872	       179,872
                                          							-----------	   -----------
      Total deferred credits and other
       liabilities					                            3,146,044	     3,014,463
                                          							-----------	   -----------

      TOTAL						                                $52,633,561	   $49,579,447
                                          							===========	   ===========


      See condensed notes to condensed consolidated financial statements.

      ROANOKE GAS COMPANY AND SUBSIDIARIES
      ____________________________________

      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
      ENDED MARCH 31, 1995 AND 1994
      _______________________________________________________________________________________

      UNAUDITED                                      Three Months Ended              Six Months Ended
      _________                                          March 31,                        March 31,
                                                 ________________________		       ______________________
                                                 1995                 1994		       1995	 	         1994
      OPERATING REVENUES:
      Gas utilities                           $16,923,932          $20,330,009		$29,710,076	  $37,860,515
      Propane operations                        2,025,695            2,047,733		  3,355,277     3,469,605
                                    					     -----------	         -----------	 -----------   -----------
      Total operating revenues                 18,949,627           22,377,742   33,065,353	   41,330,120
                                  					       -----------	         -----------		-----------   -----------

      COST OF GAS:
      Gas utilities                            10,543,025           13,843,076		 18,671,212	   26,198,074
      Propane operations                          940,557              962,748		  1,568,958	    1,605,258
					                                         -----------	         -----------  -----------	  -----------
      Total cost of gas			                     11,483,582           14,805,824   20,240,170    27,803,332
                                   					      -----------	         ----------- 	-----------	  -----------

      OPERATING MARGIN                          7,466,045            7,571,918   12,825,183    13,526,788
                                   					      -----------	         -----------		----------- 	 -----------
      OTHER OPERATING EXPENSES:
      Gas Utilites:
        Other operations                        2,165,365            2,161,598		  4,177,926     4,060,394
        Maintenance                               310,681              440,365		    693,026       759,177
        Taxes - general                           717,696              881,434		  1,307,179     1,589,193
        Taxes - income                            754,651              707,209      983,881     1,155,505
        Depreciation and amortization             527,691              485,197		  1,053,452       971,937
      Propane operations (including taxes -
       income of $209,264, $206,938,
       $283,143 and $292,097, respectively)       722,442              734,487		  1,295,671     1,315,012
                                   					      -----------	         -----------		----------- 	 -----------
      Total other operating expenses            5,198,526            5,410,290    9,511,135     9,851,218
                                   					      -----------	         -----------		----------- 	 -----------
      OPERATING EARNINGS                        2,267,519            2,161,628    3,314,048     3,675,570
                                   					      -----------	         -----------		----------- 	 -----------
      OTHER INCOME AND DEDUCTIONS:
      Gas utilities:
        Interest income                               195                4,492		        195         4,492
        Merchandising and jobbing                  36,907               (3,995)		   100,306        32,286
        Other deductions                          (20,421)             (17,542)		   (89,873)      (56,764)
        Taxes - income                             (5,589)               4,812		     (3,179)        4,959
      Propane operations, net                      34,669               23,020		     64,586        46,597
                                  					       -----------	         -----------  -----------   -----------
      Total other income and deductions            45,761               10,787       72,035        31,570
                                   					      -----------	         ----------- 	-----------   -----------

      EARNINGS BEFORE INTEREST CHARGES          2,313,280            2,172,415    3,386,083     3,707,140
                                   					      -----------	         -----------		-----------	  -----------

      INTEREST CHARGES:
      Gas utilities:
        Long-term debt                            419,079              410,828		    831,444       817,184
        Other interest                             91,251               83,611		    188,058       161,457
      Propane operations, net                       7,213               13,072		     12,242        27,130
                                   					      -----------	         -----------		-----------	  -----------
      Total interest charges                      517,543              507,511    1,031,744     1,005,771
                                   					      -----------	         ----------- 	----------- 	 -----------
      NET EARNINGS                            $ 1,795,737          $ 1,664,904  $ 2,354,339   $ 2,701,369
                                   					      ===========	         ===========		=========== 	 ===========
      EARNINGS PER COMMON AND
        COMMON SHARE EQUIVALENT                     $1.28                $1.25        $1.69         $2.06
                                   					      ===========	         ===========		===========	  ===========
      CASH DIVIDENDS PER SHARE                      $0.25                $0.25        $0.50         $0.50
                                   					      ===========	         ===========		===========	  ===========

      See condensed notes to condensed consolidated financial statements.

      ROANOKE GAS COMPANY AND SUBSIDIARIES
      ------------------------------------
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
      ENDED MARCH 31, 1995 AND 1994
      -----------------------------------------------------------------------------------------


      UNAUDITED                                        Three Months Ended                   Six Months Ended
      _________                                             March 31,                           March 31,
                                                    __________________________		        _______________________
                                                    1995                  1994		        1995		             1994
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                $ 1,795,737          $1,664,904	     $2,354,339   $2,701,369
       Adjustments to reconcile net earnings
         to net cash provided by operating
       	 activities:
       Depreciation and amortization                   631,455             579,926	      1,262,244    1,161,413
       (Gain) loss from disposal of property              (765)                318	          2,246          521
       Changes in working capital, operating
      	assets and liabilities exclusive of
      	changes shown separately                      5,495,008           5,676,646	      2,863,724    3,538,003
                                          						   -----------	        -----------     -----------	 -----------
       Net cash provided by operating activities
                                                     7,921,435           7,921,794       6,482,553    7,401,306
                                          						   -----------	        -----------     -----------	 -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction expenditures                    (1,808,279)         (1,119,262)	    (3,912,886)  (2,061,688)
       Other                                           (32,610)            (24,336)        (75,139)     (38,479)
       Proceeds from disposal of equipment              20,928		               -            48,498          431
                                          						  ------------	       ------------    ------------	 ------------
       Net cash used in investing activities        (1,819,961)         (1,143,598)     (3,939,527)  (2,099,736)
                                         						   ------------	       ------------    ------------	 ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt            -                   -         1,700,000    2,000,000
       Retirement of long-term debt                   (351,065)           (351,879)       (371,071)    (719,672)
       Payments on line-of-credit agreements, net   (5,021,000)         (4,600,000)     (3,070,000)  (4,200,000)
       Cash dividends paid                            (348,186)           (328,378)       (694,218)    (650,703)
       Proceeds from issuance of stock                 215,020             722,730         373,729      877,437
       Capital stock expense                               -               (21,260)         (4,450)     (82,103)
                                         						   ------------	       ------------    ------------	 ------------
       Net cash used in financing activities        (5,505,231)         (4,578,787)     (2,066,010)  (2,775,041)
                                         						   ------------	       ------------    ------------	 ------------

      NET INCREASE IN CASH AND CASH EQUIVALENTS        596,243           2,199,409         477,016    2,526,529

      CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                              58,042           1,212,806         177,269      885,686
                                         						   ------------	       ------------     -----------	  -----------
      CASH AND CASH EQUIVALENTS AT
        END OF PERIOD                                 $654,285          $3,412,215        $654,285   $3,412,215
                                         						   ============	       ============     ===========	  ===========

      SUPPLEMENTAL INFORMATION:
      Interest paid                                   $736,877            $590,486	     $1,003,076   $1,271,968
      Income taxes paid, net                           277,750           1,204,500        $352,750     $879,500

      NONCASH TRANSACTIONS:
      A capital lease obligation was incurred when
       the Company entered into an equipment lease     $10,500                 -           $10,500       $7,925

      A note receivable was issued when the Company
       sold investment property resulting in a
       deferred gain of $67,556                            -                   -               -        490,000

      See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED
        --------------------------------------------------------------

        1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of March 31, 1995 and September 30, 1994 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 1995 and 1994.

            The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

             Certain reclassifications have been made to the prior year's condensed consolidated financial statements to place them on a basis comparable with the current year's condensed consolidated financial statements.

        2. The Company has offered a voluntary early retirement incentive plan (Plan) to all employees over the age of 55 who are vested in the Company's retirement plan. Of the twenty-five eligible employees, twelve accepted the early retirement offer by the April 26, 1995 deadline. The total cost of the early retirement plan for those employees is expected to be approximately $440,000, of which $125,000 will be expensed directly in the Company's third quarter and $315,000 will be established as a regulatory asset, with amortization beginning when rates are placed into effect to allow recovery of the capitalized costs. The deferred treatment is permitted by the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," since the State Corporation Commission Accounting Division has preliminarily agreed to allow amortization of these one-time costs over a five-year period. The costs to be expensed during the quarter ending June 30, 1995 relate to the portion of the Plan costs that would be amortized during the period between the recognition of the one-time Plan costs and the implementation of new rates, which provide for Plan cost recovery, from the next rate filing.

        3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

        4. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period (1,399,303 and 1,329,726 for the three-month periods ended March 31, 1995 and 1994, and 1,393,800 and 1,311,524 for the six-
        month periods ended March 31, 1995 and 1994, respectively.).

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED
        --------------------------------------------------------------

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

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        UNAUDITED
        --------------------------------------------------------------

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

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ----------------------------------------------------------------

             Consolidated net earnings for the three-month and six-month periods ended March 31, 1995 were $1,795,737 and $2,354,339 compared to $1,664,904 and $2,701,369 for the same periods last year.

             For the three-month period ended March 31, 1995, operating margin declined $105,873, or 1.4 percent, from last year due to reduced delivered gas volumes associated with a quarter that was
        11.5 percent warmer than the same quarter last year. Total MCF deliveries were down 2.3 percent, or 94,881 MCF, as a decline in the more profitable firm volumes of 8.2 percent was offset partially by a 38.1 percent increase in interruptible volumes. The firm volume decrease correlates strongly with the impact of warmer weather during the quarter; the interruptible volume increase resulted from greater industrial activity in the Company's service area as well as reduced interruptions of gas service due to the less severe weather. The operating margin decline would have been more pronounced due to the weather if not for the rate increase placed into effect during the first quarter. The increase was entirely focused on the non-weather sensitive portion of rates by increasing the customers' monthly base charges. The volumetric portion of the rates remain relatively unchanged. These new rates resulted in an increase in excess of $170,000 in operating margin related to the higher monthly base charges during the three-month period ended March 31, 1995. Operating margin from propane operations declined by 2 percent on a 35,322, or 2 percent, decline in propane gallons delivered.

             Other operations expenses for the quarter remained consistent with prior year due to management's efforts to maximize profitability despite reduced sales due to the warmer weather. Maintenance expense declined $129,684 via reduction of unessential maintenance and emphasis on renewal of facilities. General taxes declined sharply as a result of a decline in revenue sensitive taxes. Gross revenues are down due to lower volume billing, reduced gas costs, and a greater proportion of transportation volume billings. Depreciation has increased as capital plant has grown. Propane operations declined due to lower delivery costs and cost containment efforts by management. Other income and deductions increased over prior year due to greater profitability from the merchandising and jobbing function as well as greater activity in the gas marketing portion of Highland Propane Company. Interest charges have increased only
        2.0 percent even though total outstanding debt is 4.0 percent higher than last year. The improvement in interest charges in relation to the higher debt balance relates directly to the cash management system implemented during 1994 which maximizes cash utilization and minimizes borrowings on a daily basis.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ----------------------------------------------------------------

             For the six-month period ended March 31, 1995, operating margins declined $701,605, or 5.2 percent, due to the 5.1 percent decline in gas volumes. Although the current quarter's operating margin was aided by the rate increase placed into effect in the first quarter, the six-month operating margin was still depressed due to the first quarter being 21 percent warmer than the same quarter the previous year. Furthermore, the implementation of the new rates in mid November had limited impact since only one full month of additional base charges was realized in the first quarter. Expenses for the six-month period ended March 31, 1995 in relation to the same period last year mirrored the results for the quarter, except for other operations expenses where higher labor costs during the first quarter generated much of the $117,532 increase.

             On June 15, 1994, Roanoke Gas Company filed an application for general rate increase of $1,281,582 in additional gross revenues. On November 13, 1994, Roanoke Gas Company placed into effect new rates allowing for additional gross revenues of $1,281,582 subject to refund. On January 30, 1995, a hearing was held before a Hearing Examiner on the rate increase, at which time the Virginia State Corporation Commission Staff submitted a recommendation for an increase of $613,000. Based upon updated rate base and cost information at the time of the hearing, the Company revised its request down to $776,000. As of March 31, 1995, the Hearing Examiner had not filed a recommendation for final rate authorization with the Commission. A final order is not expected until the summer of 1995. Based upon the results of the hearing, the Company has established a reserve which management believes will be adequate to provide for the necessary refunds following the Commission's final order.

             The Company has offered a voluntary early retirement incentive plan (Plan) to all employees over the age of 55 who are vested in the Company's retirement plan. Of the twenty-five eligible employees, twelve accepted the early retirement offer by the April 26, 1995 deadline. The total cost of the early retirement plan for those employees is expected to be approximately $440,000, of which $125,000 will be expensed directly in the Company's third quarter and $315,000 will be established as a regulatory asset, with amortization beginning when rates are placed into effect to allow recovery of the capitalized costs. The deferred treatment is permitted by the provisions of Statements of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," since the State Corporation Commission Accounting Division has preliminarily agreed to allow amortization of these one-time costs over a five-year period. The costs to be expensed during the quarter ending June 30, 1995 relate to the portion of the Plan costs that would be amortized during the period between

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ----------------------------------------------------------------

        the recognition of the one-time Plan costs and the implementation of new rates, which provide for cost recovery, from the next rate filing.

             Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. A preliminary analysis at the Bluefield Gas Company site indicates further evaluation is warranted, and the Company is reviewing alternative methods and practices for site investigation. The Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Should contamination sufficient to warrant remedial action eventually be identified, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any remediation work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, the stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs and seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated results of operations.

             Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke,

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

       	the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are on going, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

             Management anticipates that the Company will be able to renew all of its franchises. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

             The three-month and six-month periods' earnings presented herein should not be considered as reflective of the Company's financial results for the fiscal year ending September 30, 1995. The total revenues during the first six months reflect higher billings due to the weather sensitive nature of the gas business. As warmer weather dominates the remaining six months of the Company's fiscal year, net operating losses are normally expected for the two quarters which will reduce the Company's net earnings for the fiscal year.

                           PART II - OTHER INFORMATION


       	Item 6.  Exhibits and Reports on Form 8-K


                 (a)  Exhibits.
             		       --------

                       Exhibit 27 - Financial Data Schedule

                  (b)  Reports on Form 8-K.
              		       -------------------

              		       There were no reports on Form 8-K
		                     filed for the three-months ended
                       March 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROANOKE GAS COMPANY



        Date:  May 11, 1995            By:s/Roger L. Baumgardner
                                          ___________________________
                                                Roger L. Baumgardner
                                                Vice President/Secretary,
                                                  Treasurer and Principal
                                                  Accounting Officer