Form 10-Q
period 1995-06-30
ROANOKE GAS CO
filed 1995-08-08
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended        June 30, 1995
                  Commission File No.      0-367


                               ROANOKE GAS COMPANY
        _________________________________________________________________
                  (Exact Name of Registrant as Specified in its Charter)

                       VIRGINIA                       54-0359895
        ________________________________________________________________
               (State or Other Jurisdiction of  (I.R.S. Employer
                Incorporation or Organization)   Identification
                                                 No.)

                  519 Kimball Ave., N.E., Roanoke, VA         24016
        _________________________________________________________________
                  (Address of Principal Executive Offices)     (Zip Code)

                                 (703) 983-3800
        ________________________________________________________________
                  (Registrant's Telephone Number, Including Area Code)

                                       None
        ________________________________________________________________
             (Former Name, Former Address and Former Fiscal Year, if
              Changed Since Last Report)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
             12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X     No
                                                     ______     _____

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                       Class               Outstanding at June 30, 1995
             __________________________    ______________________________
             Common Stock, $5 Par Value         1,421,911 Shares

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND
        SEPTEMBER 30, 1994
        ---------------------------------------------------------

        UNAUDITED
        ---------
                                                June 30,   September 30,
                                                 1995          1994
                                             ------------  -------------
        ASSETS                                (Unaudited)    (Audited)
        ------
        UTILITY PLANT:
        In service                             $53,774,669   $52,234,738
        Accumulated depreciation                18,920,281    17,465,598
                                               -----------   -----------
        In service, net                         34,854,388    34,769,140
        Construction work-in-progress            3,010,912       495,234
                                               -----------   -----------
        Utility plant, net                      37,865,300    35,264,374
                                               -----------   -----------

        NONUTILITY PROPERTY:
        Propane                                  3,678,120     3,368,339
        Accumulated depreciation                 1,677,412     1,601,137
                                               -----------   -----------
        Nonutility property, net                 2,000,708     1,767,202
                                               -----------   -----------

        CURRENT ASSETS:
        Cash                                        78,449       177,269
        Temporary cash investments               1,282,000           -
        Accounts receivable - (less allowance
          for doubtful accounts of $794,681
          and $318,834, respectively)            3,281,428     3,179,712
        Inventories                              3,169,337     6,376,353
        Deferred income taxes                      964,171       160,291
        Prepaid income taxes                           -         260,609
        Purchased gas adjustments                      -         694,423
        Other                                      346,722       480,957
                                               -----------   -----------
        Total current assets                     9,122,107    11,329,614
                                               -----------   -----------

        OTHER ASSETS                             1,536,036     1,218,257
                                               -----------   -----------

        TOTAL                                  $50,524,151   $49,579,447
                                               ===========   ===========

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND
        SEPTEMBER 30, 1994
        ---------------------------------------------------------

        UNAUDITED
        ---------
                                                June 30,   September 30,
                                                 1995          1994
                                             ------------  -------------
        LIABILITIES                           (Unaudited)    (Audited)
        -----------
        CAPITALIZATION:
        Stockholders' equity
        Common stock, $5 par value.
          Authorized, 3,000,000 shares;
          issued and outstanding 1,421,911
          and 1,382,343 Shares, respectively   $ 7,109,555   $ 6,911,715
        Capital in excess of par value           4,048,888     3,631,335
        Retained earnings                        6,940,979     5,881,869
                                               -----------   -----------
        Total stockholders' equity              18,099,422    16,424,919

        Long-term debt, excluding
          current maturities                    18,016,555    16,414,900
                                               -----------   -----------
        Total capitalization                    36,115,977    32,839,819
                                               -----------   -----------
        CURRENT LIABILITIES:
        Current maturities of long-term debt     1,128,193       672,146
        Notes payable                                  -       5,235,000
        Dividends payable                          356,070       346,032
        Accounts payable                         4,036,267     5,320,481
        Accrued income taxes                     1,021,217           -
        Customers' deposits                        334,966       336,182
        Accrued expenses                         3,042,690     1,316,426
        Refunds from suppliers - due customers     317,353       498,898
        Purchased gas adjustments                1,036,153           -
                                               -----------   -----------
        Total current liabilities               11,272,909    13,725,165
                                               -----------   -----------

        DEFERRED CREDITS AND OTHER LIABILITIES:
        Deferred income taxes                    2,374,563     2,225,501
        Deferred investment tax credits            580,830       609,090
        Other                                      179,872       179,872
                                               -----------   -----------
        Total deferred credits and other
          liabilities                            3,135,265     3,014,463
                                               -----------   -----------

        TOTAL                                  $50,524,151   $49,579,447
	                                       ===========   ===========

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) FOR THE THREE-MONTH AND
        NINE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
        ----------------------------------------------------------------------------


        UNAUDITED                             Three Months Ended           Nine Months Ended
        ---------                                  June 30,                     June 30,
                                                   --------                     --------
                                             1995           1994          1995            1994
                                             ----           ----          ----            ----
        OPERATING REVENUES:
        Gas utilities                     $8,446,759     $9,033,103    $38,156,835    $46,893,618
        Propane operations                   548,445        569,152      3,903,722      4,038,757
                                          ----------     ----------    -----------    -----------
        Total operating revenues           8,995,204      9,602,255     42,060,557     50,932,375
                                          ----------     ----------    -----------    -----------
        COST OF GAS:
        Gas utilities                      5,159,327      5,873,850     23,830,539     32,071,924
        Propane operations                   273,402        275,512      1,842,360      1,880,770
                                          ----------     ----------    -----------    -----------
        Total cost of gas                  5,432,729      6,149,362     25,672,899     33,952,694
                                          ----------     ----------    -----------    -----------

        OPERATING MARGIN                   3,562,475      3,452,893     16,387,658     16,979,681
                                          ----------     ----------    -----------    -----------

        OTHER OPERATING EXPENSES:
        Gas Utilites:
          Other operations                 1,923,210      1,980,252      6,101,136      6,040,646
          Maintenance                        260,799        407,437        953,825      1,166,614
          Taxes - general                    423,850        462,877      1,731,029      2,052,070
          Taxes - income                     (88,154)      (206,205)       895,727        949,300
          Depreciation and amortization      529,183        484,663      1,582,635      1,456,600
        Propane operations
          (including taxes - income of
          $(69,387), $(45,653), $213,756
          and $248,444, respectively)        319,942        334,040      1,615,613      1,649,052
                                          ----------     ----------    -----------    -----------
        Total other operating expenses     3,368,830      3,463,064     12,879,965     13,314,282
                                          ----------     ----------    -----------    -----------

        OPERATING EARNINGS (LOSS)            193,645        (10,171)     3,507,693      3,665,399
                                          ----------     ----------    -----------    -----------

        OTHER INCOME AND DEDUCTIONS:
        Gas utilities:
          Interest income                     13,916         16,067         14,111         20,559
          Merchandising and jobbing           15,993         19,347        116,299         51,633
          Other deductions                   (15,281)       (36,851)      (105,154)       (93,615)
          Taxes - income                      (5,285)         1,683         (8,464)         6,642
        Propane operations, net               10,348         18,475         74,934         65,072
                                          ----------     ----------    -----------    -----------
        Total other income and deductions     19,691         18,721         91,726         50,291
                                          ----------     ----------    -----------    -----------

        EARNINGS BEFORE INTEREST CHARGES     213,336          8,550      3,599,419      3,715,690
                                          ----------     ----------    -----------    -----------
        INTEREST CHARGES:
        Gas utilities:
          Long-term debt                     424,817        402,293      1,256,261      1,219,477
          Other interest                      25,315         46,241        213,373        207,698
        Propane operations, net                1,095         13,522         13,337         40,652
                                          ----------     ----------    -----------    -----------
        Total interest charges               451,227        462,056      1,482,971      1,467,827
                                          ----------     ----------    -----------    -----------

        NET EARNINGS (LOSS)                ($237,891)     ($453,506)    $2,116,448     $2,247,863
                                          ==========     ==========    ===========    ===========

        EARNINGS (LOSS) PER COMMON SHARE      ($0.17)        ($0.33)         $1.51          $1.69
                                          ==========     ==========    ===========    ===========

        CASH DIVIDENDS PER SHARE               $0.25          $0.25          $0.75          $0.75
                                          ==========     ==========    ===========    ===========

        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) FOR THE THREE-MONTH AND
        NINE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
        ----------------------------------------------------------------------------


        UNAUDITED                             Three Months Ended           Nine Months Ended
        ---------           			   June 30,                     June 30,
                                                   --------                     --------
                                             1995           1994          1995            1994
                                             ----           ----          ----            ----
        CASH FLOWS FROM OPERATING
          ACTIVITIES:
        Net earnings (loss)                ($237,891)     ($453,506)    $2,116,448     $2,247,863
        Adjustments to reconcile net
          earnings (loss) to net cash
          provided by operating
          activities:
        Depreciation and amortization        633,661        579,998      1,895,905      1,741,411
        Loss from disposal of property         4,989          1,238          7,235          1,759
        Changes in working capital,
          operating assets and
          liabilities exclusive of
          changes shown separately         2,646,645        (94,832)     5,510,369      3,443,171
                                          ----------     ----------    -----------    -----------
        Net cash provided by operating
          activities                       3,047,404         32,898      9,529,957      7,434,204
                                          ----------     ----------    -----------    -----------

        CASH FLOWS FROM INVESTING
          ACTIVITIES:
        Construction expenditures           (759,847)    (1,167,470)    (4,672,733)    (3,229,158)
        Other                                (30,096)       (36,253)      (105,235)       (74,732)
        Proceeds from disposal of
          equipment                            2,398         20,632         50,896         21,063
                                          ----------     ----------    -----------    -----------
        Net cash used in investing
          activities                        (787,545)    (1,183,091)    (4,727,072)    (3,282,827)
                                          ----------     ----------    -----------    -----------

        CASH FLOWS FROM FINANCING
          ACTIVITIES:
        Proceeds from issuance of
          long-term debt                   1,000,000            -        2,700,000      2,000,000
        Retirement of long-term debt        (281,727)      (151,967)      (652,798)      (871,639)
        Payments on line-of-credit
          agreements, net                 (2,165,000)       (84,000)    (5,235,000)    (4,284,000)
        Cash dividends paid                 (353,082)      (337,259)    (1,047,300)      (987,962)
        Proceeds from issuance of stock      246,114        362,759        619,843      1,240,196
        Capital stock expense                    -          (11,884)        (4,450)       (93,987)
                                          ----------     ----------    -----------    -----------
        Net cash provided by (used in)
          financing activities            (1,553,695)      (222,351)    (3,619,705)    (2,997,392)
                                          ----------     ----------    -----------    -----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS               706,164     (1,372,544)     1,183,180      1,153,985

        CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD                654,285      3,412,215        177,269        885,686
                                          ----------     ----------    -----------    -----------

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                   $1,360,449     $2,039,671     $1,360,449     $2,039,671
                                          ==========     ==========    ===========    ===========

        SUPPLEMENTAL INFORMATION:
        Interest paid                       $204,654       $274,757     $1,270,730     $1,546,725
        Income taxes paid, net               187,500           -           540,250        879,500

        NONCASH TRANSACTIONS:
        A capital lease obligation was
          incurred when the Company
          entered into an equipment lease       -              -           $10,500         $7,925

        A note receivable was issued
          when the Company sold
          investment property resulting
          in a deferred gain of $67,556         -              -              -           490,000


        See condensed notes to condensed consolidated financial statements.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
        UNAUDITED
        ---------


        1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of June 30, 1995 and September 30, 1994 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1995 and 1994.

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

        2. The Company offered a voluntary early retirement incentive plan (Plan) to all employees over the age of 55 who are vested in the Company's retirement plan. Of the twenty-five eligible employees, twelve accepted the early retirement offer by the April 26, 1995 deadline. The total cost of the early retirement plan for those employees was $444,367, of which $125,904 was expensed directly in the Company's third quarter and $318,463 was established as a regulatory asset, with amortization beginning when rates are placed into effect to allow recovery of the capitalized costs. The deferred treatment is permitted by the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," since the State Corporation Commission Accounting Division has preliminarily agreed to allow amortization of these one-time costs over a five-year period. The costs expensed during the quarter ending June 30, 1995 relate to the portion of the Plan costs that would be amortized during the period between the recognition of the one-time Plan costs and the implementation of new rates, which provide for Plan cost recovery, from the next rate filing.

        3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

        4. Earnings (loss) per share is based on the weighted average number of common shares outstanding during each period (1,417,737 and 1,356,808 for the three-month periods ended June 30, 1995 and 1994, and 1,401,779 and 1,326,619 for the nine-month periods ended June 30, 1995 and 1994, respectively).

	ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
        UNAUDITED
        ---------


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

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
        UNAUDITED
        ---------


        material effect on the Company's consolidated results of operations.

        7. Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are on-going, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

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

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------


             Consolidated net earnings (loss) for the three-month and nine-month periods ended June 30, 1995 were $(237,891) and $2,116,448 compared to $(453,506) and $2,247,863 for the same periods last year.

             Operating margin increased $109,582 or 3.2 percent in the current quarter from last year due to an increase in delivered gas volumes and higher base customer charges. Total MCF deliveries were up 2.6 percent or 43,136 MCF as a slight decline in the more profitable firm volumes of 0.4 percent was more than offset by a 7.0 percent increase in interruptible volumes. The firm volume decrease correlates with the 0.8 percent warmer weather during the quarter; however, the interruptible volume increase resulted from greater industrial activity in the Company's service area. The operating margin increase was most affected by the rate increase placed into effect during the first quarter which increased the customers' monthly base charges for gas service. Operating margin from propane operations declined by 6.3 percent on a 35,739 or 5.4 percent decline in propane gallons delivered.

             Other operations expenses for the quarter declined despite recognition of $125,904 in early retirement costs as discussed in greater detail in a subsequent paragraph. Most of the expense reductions came in the form of reduced labor costs associated with fewer employees and significant decline in overtime. Other cost reductions were realized in the cutback or elimination of expenditures on nonessential items. Maintenance expense declined $146,638 following the trend of the previous quarter as nonessential maintenance has been reduced and greater emphasis has been placed on renewing facilities rather than making repairs. General taxes declined as a result of a decline in revenue sensitive taxes associated with lower operating revenues from reduced gas costs. Depreciation has increased as capital plant has grown. Propane operations declined due to lower delivery costs and cost containment efforts by management. Interest charges are down 2.3 percent as total outstanding debt is 1.3 percent lower than last year.

             For the nine-month period ended June 30, 1995, operating margins declined $592,023 or 3.5 percent due to the 3.6 percent decline in total natural gas volumes. Higher priced firm sales volumes declined 673,365 MCF or 9.5 percent on 14.4 percent fewer heating degree days, while the lower margin interruptible delivered volumes increased 344,268 or 18.2 percent. The operating margin decline would have been more pronounced due to the weather if not for the rate increase placed into effect during the first quarter. The increase was entirely focused on

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------


        the non-weather sensitive portion of rates by increasing the customers' monthly base charges. These new rates resulted in total customer base charges increasing by more than $400,000. Expenses for the nine-month period ended June 30, 1995 in relation to the same period last year emulated the results for the quarter. The exception is other operations where higher labor costs earlier in the year generated much of the small increase.

             On June 15, 1994, Roanoke Gas Company filed an application for general rate increase of $1,281,582 in additional gross revenues. On November 13, 1994, Roanoke Gas Company placed into effect new rates allowing for additional gross revenues of $1,281,582 subject to refund. On January 30, 1995, a hearing was held before a Hearing Examiner on the rate increase, at which time the Virginia State Corporation Commission Staff submitted a recommendation for an increase of $613,000. Based upon updated rate base and cost information at the time of the hearing, the Company revised its request down to $776,000. As of June 30, 1995, the Hearing Examiner had not filed a recommendation for final rate authorization with the Commission. A final order is not expected until the fall of 1995. Based upon the results of the hearing, the Company has established a reserve which management believes will be adequate to provide for the necessary refunds following the Commission's final order.

             The Company offered a voluntary early retirement incentive plan (Plan) to all employees over the age of 55 who are vested in the Company's retirement plan. Of the twenty-five eligible employees, twelve accepted the early retirement offer by the April 26, 1995 deadline. The total cost of the early retirement plan for those employees was $444,367, of which $125,904 was expensed directly in the Company's third quarter and $318,463 was established as a regulatory asset, with amortization beginning when rates are placed into effect to allow recovery of the capitalized costs. The deferred treatment is permitted by the provisions of Statements of Financial Accounting Standards
        No. 71, "Accounting for the Effects of Certain Types of Regulation," since the State Corporation Commission Accounting Division has preliminarily agreed to allow amortization of these one-time costs over a five-year period. The costs expensed during the quarter ending June 30, 1995 relate to the portion of the Plan costs that would be amortized during the period between the recognition of the one-time Plan costs and the implementation of new rates, which provide for cost recovery, from the next rate filing.

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------


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

        ROANOKE GAS COMPANY AND SUBSIDIARIES
        ------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------


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

             The three-month and nine-month periods' earnings presented herein should not be considered as reflective of the Company's financial results for the fiscal year ending September 30, 1995. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. As warmer weather dominates the remaining three months of the Company's fiscal year, a net operating loss is normally expected for the final quarter which will reduce the Company's net earnings for the fiscal year.

                           PART II - OTHER INFORMATION


             Item 6.   Exhibits and Reports on Form 8-K

                       (a)  Exhibits.
                            --------

                            Exhibit 27 - Financial Data Schedule

                       (b)  Reports on Form 8-K.
                            -------------------

                            There were no reports on Form 8-K filed for the three-months ended June 30, 1995.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on ts behalf by the undersigned thereunto duly authorized.


                                           ROANOKE GAS COMPANY



        Date:  August 8, 1995               By: /s/Roger L. Baumgardner
                                              _______________________
                                                Roger L. Baumgardner
                                                Vice President/Secretary,
                                                Treasurer and Principal
                                                Accounting Officer