Form 10-K
period 1995-09-30
ROANOKE GAS CO
filed 1995-12-21
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995     Commission file number  0-367

                              ROANOKE GAS COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Virginia                                         54-0359895
------------------------------                           -------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)

519 Kimball Ave., N.E., Roanoke, VA                       24016
----------------------------------------                  ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (540) 983-3800
                                                          ------------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                                                  Name of Each Exchange on
         Title of Each Class                           Which Registered
-------------------------------------             ------------------------
                                                           OTC (Nasdaq
    Common Stock, $5 Par Value                         National Market)
-------------------------------------             ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ x ]  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.       [   ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of December 15, 1995.                     $22,723,265
                                                            -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                            Outstanding at December 15, 1995
--------------------------------          --------------------------------
COMMON STOCK, $5 PAR VALUE                          1,442,747 SHARES
--------------------------------          --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1995 Annual Report to Stockholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1996 are incorporated by reference into Part III hereof.

                                                    PART I
                                                    ------
Item 1.	Business.
------	--------
   Historical Development
   ----------------------
   Roanoke Gas Company ("Roanoke Gas") was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas' line of business. The propane business was transferred to Diversified Energy Company, d/b/a Highland Propane Company ("Highland"), in January 1979. Highland, which is not a public utility, distributes propane through two divisions, Highland Propane - Roanoke and Highland Propane - Bluefield.

   On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield Gas Company ("Bluefield"), a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. ("Gas Service"), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield, which was engaged in the sale of propane in southwestern Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission ("Virginia Commission") and the West Virginia Public Service Commission ("West Virginia Commission"), Gas Service was merged into Highland, and Bluefield became a wholly-owned subsidiary of Roanoke Gas. Bluefield owns all of the issued and outstanding stock of Commonwealth Public Service Corporation ("Commonwealth"), a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield.

   In March 1994, the gas marketing division of Highland Propane was established to broker natural gas to several industrial transportation customers of Roanoke Gas.

   Services
   --------
   Roanoke Gas Company and its subsidiaries (together "Company") maintain an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately
   90.1 percent of the Company's customers are residential, approximately
   9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who purchase approximately 29 percent of the Company's total annual sales volume under the Company's interruptible tariff and transportation gas services.

   The Company's natural gas distribution business accounted for 91 percent of the total revenues generated by the Company in fiscal 1995, and 92 percent and 93 percent of the Company's total revenues in fiscals 1994 and 1993, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, however, regulatory changes at the federal level and excess supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

   --------
   The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by the Company is used for heating. For the fiscal year ended September 30, 1995, more than 53 percent of the Company's total MCF of natural gas sales were made in the four-month period of December through March. Retail gas sales for fiscal 1995 were 9,961,877 MCF, as compared to 10,267,038 MCF and 9,820,345 MCF in fiscals 1994 and 1993, respectively. The Company's actual heating degree days in fiscal 1995 were approximately 90 percent of normal, as compared with approximately 104 percent of normal in fiscal 1994 and approximately 103 percent of normal in fiscal 1993.

   In addition to the sale of natural gas, the Company and its public service subsidiaries sold and installed gas appliances and parts and offered servicing of such appliances. These unregulated activities did not contribute materially to the Company's consolidated gross revenues. Management's analysis during 1995 indicated that it is more cost effective to outsource gas appliance sales. Accordingly, the Company discontinued general merchandising operations during the fourth quarter of fiscal 1995.

   Industry and regulatory issues that have affected the Company's operations from time to time and may affect the Company's operations in the future include the following: (i) obtaining adequate rate relief from regulatory authorities on a timely basis; (ii) earning on a consistent basis an adequate return on invested capital; (iii) increasing expenses and the vitality of the economy; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) some uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; and (vii) the development of natural gas and propane as an alternative fuel. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Management of the Company believes that the Company has the resources to deal successfully with these and other issues.

   Suppliers
   ---------
   Effective November 1, 1993, the natural gas transportation pipelines supplying the Company, including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together "Columbia") and East Tennessee Natural Gas Company and Tennessee Gas Pipeline (together "East Tennessee"), have operated under Federal Energy Regulatory Commission ("FERC") Order 636. This Order 636 restructuring was the start of a new era in the natural gas industry when the responsibility of gas supply procurement and management was shifted from the pipeline companies to the local distribution companies and to other "shippers" of natural gas.

   The cornerstone of Order 636 is the "unbundling" of pipeline services to provide a number of choices to shippers. The Company can now elect to choose who it buys its gas from, how much storage gas to purchase, how much transportation capacity to keep and how much to release. The Company constantly monitors its gas requirements to minimize exposure to pipeline penalties for insufficient supplies or excessive gas injections. The Company's new "shipper" responsibilities are expected to bring increased scrutiny from the state commissions as they monitor the Company's gas purchasing practices to assure that a "least cost with adequate reliability" policy is followed. Accordingly, the Company has worked diligently to ensure its customers will have an economical and reliable gas supply. Management believes the relationships the Company has built with its suppliers as it constructed a supply portfolio will allow it to continue to attain this goal.

   ---------
   The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term supply agreements to cover the majority of its firm transportation needs. Long-term suppliers currently include Amoco Energy Trading, Ashland Exploration, Coastal Gas Marketing, Columbia Energy Services and Mobil Natural Gas. The Company has also entered into six contracts with five natural gas suppliers, including Amoco Energy Trading, Coastal Gas Marketing, Ashland Exploration, Hadson Gas Systems and Columbia Energy Services, to purchase approximately 4,234,000 DTH of natural gas at varying prices during the period October 1, 1995 through September 30, 1996.

   With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of as much as 40 percent. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for extensive storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Storage Company, with a combined total of 1,543,591 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 1995 storage injections using spot market supply. This increased storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly-variable, weather-sensitive customer consumption patterns.

   Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered two-thirds of Roanoke Gas' gas supply and 100 percent of Bluefield's gas supply. On June 19, 1991, Columbia announced that due to the high gas prices contained in its gas purchase contracts, it faces potential losses in excess of $1 billion under these contracts. Columbia and its parent company filed for protection under Chapter 11 of the bankruptcy laws on July 31, 1991. Authorization was received from the Bankruptcy Court on August 22, 1991 for Columbia to reject 4,141 above-market-priced gas contracts which have made its gas sale rates noncompetitive. Based upon present information, management of the Company has no reason to believe that the Company's transportation of gas through Columbia or its pass through of take-or-pay dollars to customers will be materially adversely affected by these events. East Tennessee continues to be the Company's other major source of supply. Historically, East Tennessee has delivered one-third of the Company's natural gas supply.

   The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by the FERC. These tariffs contain flexible pricing provisions which, in some instances, authorize these suppliers to reduce rates and charges to meet price competition.

   Having two major pipeline transporters, an adequate peak shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has been, and will continue to be, flexible and creative as it markets its own transportation capacity and makes its gas purchasing decisions. The Company believes that Order 636 provides regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

   ---------
   Highland has entered into a storage and purchase contract for a substantial portion of its winter supply of propane. At September 30, 1995, Highland has one contract with propane supplier E.I.L. Petroleum, Inc. for the purchase of a total of 817,000 gallons of propane at varying prices per gallon during the period October 1, 1995 through September 30, 1996. Management believes this storage and purchase contract will help control the effects of wholesale price swings during peak sales months and provide added supply security.

   In addition to storage contracts, Highland Propane - Roanoke has three storage facilities, providing a combined total storage of 150,000 gallons, and Highland Propane - Bluefield has two storage facilities, providing a combined total storage of 114,000 gallons. Management believes its propane supply strategies have made Highland well positioned to provide an adequate propane supply to current customers and allow for future customer growth.

   Competition
   -----------
   The Company competes with other energy sources such as fuel oil, electricity and coal. Competition is intense among the competing energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to residual and other fuel oils.

   Roanoke Gas and Commonwealth currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. The certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of Roanoke Gas approved an agreement with the City of Roanoke ("City") under which the current franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of Roanoke Gas located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not reached an agreement on a new multiyear franchise agreement; however, negotiations are ongoing, and the Company continues to provide natural gas services to customers in the City of Roanoke.
   The Company believes that it ultimately will secure a new franchise agreement with the City of Roanoke on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are ongoing, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of 30 years from August 23, 1979.

   Management anticipates that the Company will be able to renew all of its franchises as they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

   Supervision and Regulation
   --------------------------
   Roanoke Gas and its public service subsidiaries are subject to regulation at federal and state levels. Federally, the interstate gas transmission between Bluefield and Commonwealth is regulated by the FERC. At the state level, Roanoke Gas and its public service subsidiaries are regulated by the Virginia and West Virginia Commissions. Such regulation includes the prescription of rates and charges at which natural gas is sold to customers and the approval of agreements between or among affiliated companies involving the provision of goods and services and other corporate activities of the Company, including mergers, acquisitions and the issuance of securities. The Virginia Commission also grants certificates of public convenience and necessity to distribute natural gas in counties in the Commonwealth of Virginia. Bluefield's West Virginia operations are regulated by the West Virginia Commission, which regulates the rates at which natural gas may be sold, certain corporate activities of Bluefield and pipeline safety.

   Roanoke Gas' and its public service subsidiaries' Virginia and West Virginia operations are further supervised by municipalities and localities which grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

   Roanoke Gas and Bluefield operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through Roanoke Gas' and Bluefield's pipeline systems to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas MGP site. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the Virginia Commission related to environmental matters at other companies, Roanoke Gas believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between Bluefield and the West Virginia Commission recognizes Bluefield's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position.

   Employees
   ---------
   At September 30, 1995, the Company had 154 full-time employees. As of that date, approximately 37 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with the Company. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 1994. That agreement will expire on July 31, 1997. The Company considers its employee relations to be satisfactory.

Item 2.	Properties.
------	----------
   Roanoke Gas owns and operates five metering stations through which it measures and regulates the gas being delivered by its suppliers. The location and physical description of the properties are as follows:

   Plantation Station - Parcel on Virginia Highway #601 near point of intersection of Hershberger Road (Rt. 623) and Rt. 601 - 1.590 acres.

   J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

   Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - .111 acres.

   Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

   Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

   The network of distribution lines includes the cities of Roanoke and Salem, the Town of Vinton, and the counties of Roanoke, Montgomery, Botetourt and Bedford.

   Located in Botetourt County is a liquefied natural gas storage facility which has the capacity to hold 220,000 DTH of natural gas. The County issued Industrial Revenue Bonds to finance this facility. Roanoke Gas had a twenty-year lease on the facility with the option to purchase for a nominal amount. The lease expired May 1, 1991, and the facility was purchased by Roanoke Gas.

   Roanoke Gas' general and business offices and the maintenance and service departments are located in Roanoke, Virginia on an irregularly shaped parcel of land running from H. L. Lawson and Son, Inc. south to Norfolk Southern Computer Center fronting on Kimball Avenue to the west to the Norfolk Southern Railway yard. The land area is 8.3 acres.

   Bluefield currently maintains two offices. Its main corporate office and warehouse is located on 6.09 acres at 4699 East Cumberland Road and consists of a one-story metal building with brick front. Bluefield owns a lot and a two-story 75' x 100' building at 800 Pulaski Street, Bluefield, West Virginia, which houses Bluefield's service department. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

   Highland Propane - Bluefield owns an office, loading platform, garage and storage tank facility in Rainelle, West Virginia. The storage facility consists of two 18,000 gallon tanks, pumps and related equipment.

   Highland Propane - Bluefield's principal bulk storage facility, comprising two 30,000 gallon tanks, one 18,000 gallon tank, pumps and related equipment, is located on Bluefield's property at 800 Pulaski Street, Bluefield, West Virginia.

Item 2.	Properties. (continued)
-------	---------
   Highland Propane - Roanoke owns and operates four storage facilities. A facility at Thirlane Road, N.W. in Roanoke consists of two 30,000-gallon tanks. A second facility at Fort Chiswell, Virginia consists of two 30,000-gallon tanks. The third facility is located on the property of Consolidated Glass in Galax, Virginia and consists of one 30,000-gallon tank. The fourth storage facility is located in Craig County, Virginia, near the town of New Castle, and also consists of one 30,000-gallon tank.

   The Company considers present properties adequate. Additional distribution lines will be constructed as communities develop.

Item 3.	Legal Proceedings.
------	-----------------
   Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
------	---------------------------------------------------
   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1995.

   Executive Officers of the Registrant
   ------------------------------------
   Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1996.

   The names, ages and positions of all of the executive officers of Roanoke Gas as of September 30, 1995 are listed on the following page with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

   ------------------------------------
   Previous and present duties and responsibilities:


                                                      Position and Business
     Name and Age                                 Experience for Past Five Years
------------------------              ---------------------------------------------------------
Frank A. Farmer, Jr., 63              January 1991 to present                   Director, President and
                                                                                  Chief Executive Officer

                                      January 1983 to January 1991              Director and Senior Vice
                                                                                  President - Operations
                                                                                  and Planning


Roger L. Baumgardner, 53              January 1986 to present                   Vice President, Secretary
                                                                                  and Treasurer


Arthur L. Pendleton, 44               January 1991 to present                   Vice President - Operations

                                      January 1987 to January 1991              Assistant Vice President
                                                                                  and Chief Engineer


John B. Williamson, III, 41           January 1993 to present                   Vice President - Rates
                                                                                  and Finance

                                      April 1992 to January 1993                Director of Rates and
                                                                                  Finance

                                      Prior to April 1992                       County Administrator of
                                                                                  Botetourt County,
                                                                                  Virginia


David Anderson, 48                    January 1986 to present                   Assistant Secretary and
                                                                                  Assistant Treasurer

                                              PART II
                                              -------

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.
------	---------------------------------------------------------------------
   The information set forth under the caption "Market Price and Dividend Information" on page 6 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6.	Selected Financial Data.
------	-----------------------
   The information set forth under the caption "Selected Financial Data" on page 7 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
------	-----------------------------------------------------------------------
        of Operations.
        -------------
   The information set forth under the captions "Review of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 13 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.
------	-------------------------------------------
   The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 14 through 27 of the 1995 Annual Report to Stockholders are incorporated herein by reference:

   1.      Independent Auditors' Report

   2.      Consolidated Balance Sheets as of September 30, 1995 and 1994

   3. Consolidated Statements of Earnings for the Years Ended September 30, 1995, 1994 and 1993

   4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994 and 1993

   5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993

   6. Notes to Consolidated Financial Statements as of September 30, 1995 and 1994 and Years Ended September 30, 1995, 1994 and 1993

Item 9.	Changes in and Disagreements with Accountants on Accounting and
------	---------------------------------------------------------------
   Financial Disclosure.
   --------------------
   Not applicable.

                               PART III
			       --------

Item 10.Directors and Executive Officers of the Registrant.
---------------------------------------------------------
   For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
   Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" at pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Compliance with
   Section 16(a) of the Securities Exchange Act" at page 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, is incorporated herein by reference.

Item 11.Executive Compensation.
-----------------------------
   The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Performance Graph" at pages 5 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management.
---------------------------------------------------------------------
   The information pertaining to stockholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Voting Securities" and "Security Ownership of Management" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions.
-----------------------------------------------------
   The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1996, is incorporated herein by reference.

                                              PART IV
                                              -------

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
   (a)     List of documents filed as part of this report:

   1.      Financial statements:

           All financial statements of the registrant as set forth under
           Item 8 of this Report on Form 10-K.

   2.      Financial statement schedules:

           All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

   3.      Exhibits to this Form 10-K are as follows:

   Exhibit No.      Description
   ----------       -----------

   3 (a) Articles of Incorporation, as amended, of Roanoke Gas Company (incorporated herein by reference to Exhibit (19) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

   3 (b) Bylaws, as amended, of Roanoke Gas Company (incorporated herein by reference to Exhibit (3)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

   4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value (incorporated herein by reference to Exhibit (4)(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

   4 (b) Article I of the Bylaws of Roanoke Gas Company (incorporated herein by reference to Exhibit (19) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

   4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit (4)(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

   10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
	(continued)

   Exhibit No.      Description
   ----------       -----------

   10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
   	(continued)

   Exhibit No.      Description
   ----------       -----------

   10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (m)           Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

  10 (n)            Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

   10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit (10)(o) of Registration Statement
                    No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit (10)(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
         (continued)

   Exhibit No.      Description
   ----------       -----------

   10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit (10)(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit (10)(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit (10)(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit (10)(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit
                    (10)(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit (10)(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
        (continued)

   Exhibit No.      Description
   ----------       -----------

   10 (w) Ordinance of the City of Roanoke, Virginia dated August 27, 1973 (incorporated herein by reference to Exhibit (10)(d) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

   10 (x) Ordinance of the City of Salem, Virginia dated July 22, 1974 (incorporated herein by reference to Exhibit (10)(e) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

   10 (y) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit (10)(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

   10 (z) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit (10)(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

   10 (a) (a)       Resolution of the Council for the Town of Vinton, Virginia
                    dated November 12, 1974 (incorporated herein by reference to Exhibit (10)(h) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

   10 (b) (b)       Consulting Agreement between Albert W. Buckley and Roanoke
                    Gas Company dated February 20, 1992 (incorporated herein by reference to Exhibit (10)(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

   10 (c) (c)       Consulting Contract between A. Anson Jamison and Roanoke
                    Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit (10)(c)(c) of Registration Statement
                    No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
        (continued)

   Exhibit No.      Description
   ----------       -----------

   10 (d) (d)       Consulting Contract between Robert W. Woody and Roanoke Gas
                    Company dated February 1, 1985 (incorporated herein by reference to Exhibit (10)(d)(d) of Registration Statement
                    No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (e) (e)       Contract between Roanoke Gas Company and Diversified Energy
                    Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit (10)(e)(e) of Registration
                    Statement No. 33-36605, on Form S-2, filed with the
                    Commission on August 29, 1990, and amended by Amendment No.
                    1, filed with the Commission on September 19, 1990)

   10 (f) (f)       Service Agreement between Bluefield Gas Company and
                    Commonwealth Public Service Corporation dated January 1,
                    1981 (incorporated herein by reference to Exhibit
                    (10)(f)(f) of Registration Statement No. 33-36605, on Form
                    S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   10 (g) (g)       Retirement Payment Agreement between Arthur T. Ellett and
                    Roanoke Gas Company dated April 6, 1972 (incorporated herein by reference to Exhibit (10)(g)(g) of Registration
                    Statement No. 33-36605, on Form S-2, filed with the
                    Commission on August 29, 1990, and amended by Amendment No.
                    1, filed with the Commission on September 19, 1990)

   10 (h) (h)       Consulting Services Agreement between Edward C. Dunbar and
                    Roanoke Gas Company dated February 25, 1991 (incorporated
                    herein by reference to Exhibit (10)(h)(h) of the Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1991)

   10 (i) (i)       Consultation Contract between Gordon C. Willis and Roanoke
                    Gas Company dated April 29, 1991 (incorporated herein by reference to Exhibit (10)(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
        (continued)

   Exhibit No.      Description
   ----------       -----------

   10 (j) (j)       Letter Agreement between the Company and the City of
                    Roanoke dated August 23, 1993 (incorporated herein by reference to Exhibit (10)(j)(j) of Registration Statement
                    No. 33-69902, on Form S-2, filed with the Commission on October 4, 1993, and amended by Amendment No. 1, filed with the Commission on October 28, 1993)

   10 (k) (k)       Gas Storage Contract under rate schedule FS (Market Area)
                    Portland between Tennessee Gas Pipeline Company and Roanoke
                    Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994)

   10 (l) (l)       FTS Service Agreement between Columbia Gas Transmission
                    Corporation and Bluefield Gas Company dated November 1,
                    1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994)

   10 (m) (m)       ITS Service Agreement between Columbia Gas Transmission
                    Corporation and Bluefield Gas Company dated November 1,
                    1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994)

   10 (n) (n)       FSS Service Agreement between Columbia Gas Transmission
                    Corporation and Bluefield Gas Company dated November 1,
                    1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994)

   10 (o) (o)       SST Service Agreement between Columbia Gas Transmission
                    Corporation and Bluefield Gas Company dated November 1,
                    1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994)

   10 (p) (p)       FTS-1 Service Agreement between Columbia Gulf Transmission
                    Company and Bluefield Gas Company dated November 1, 1993
                    (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994)

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------
        (continued)

   Exhibit No.      Description
   ----------       -----------

   10 (q) (q)       *Roanoke Gas Company Key Employee Stock Option Plan

   10 (r) (r)       *Roanoke Gas Company Stock Bonus Plan

   13 1995 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

   21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

   23               Accountants' Consent

   27               Financial Data Schedule

-----------------

   *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

   (b)     Reports on Form 8-K:

   None.

                                            SIGNATURES
                                            ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ROANOKE GAS COMPANY





By:      /s/ Roger L. Baumgardner                           12/18/95
         ------------------------                  ----------------------
         Roger L. Baumgardner                               Date
         Vice President, Secretary and
         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Frank A. Farmer, Jr.           12/18/95	President, Chief Executive
-----------------------------------------------
Frank A. Farmer, Jr.              Date            Officer and Director


/s/John B. Williamson, III        12/18/95       Vice President - Rates and
-----------------------------------------------
John B. Williamson, III           Date             Finance (Principal Financial
						   Officer)


/s/Roger L. Baumgardner           12/18/95       Vice President, Secretary and
-----------------------------------------------
Roger L. Baumgardner              Date             Treasurer (Principal
						   Accounting Officer)


/s/Lynn D. Avis                   12/18/95       Director
-----------------------------------------------
Lynn D. Avis                      Date


/s/Abney S. Boxley, III           12/18/95       Director
-----------------------------------------------
Abney S. Boxley, III              Date


/s/Edward C. Dunbar               12/18/95       Director
-----------------------------------------------
Edward C. Dunbar                  Date


/s/Frank T. Ellett                12/18/95       Director
-----------------------------------------------
Frank T. Ellett                   Date


/s/Wilbur L. Hazlegrove           12/18/95       Director
-----------------------------------------------
Wilbur L. Hazlegrove              Date


/s/W. Bolling Izard               12/18/95       Director
-----------------------------------------------
W. Bolling Izard                  Date


/s/J. Allen Layman                12/18/95       Director
-----------------------------------------------
J. Allen Layman                   Date


/s/John H. Parrott                12/18/95       Director
-----------------------------------------------
John H. Parrott                   Date

                                                 Director
-----------------------------------------------
Thomas L. Robertson               Date

/s/S. Frank Smith                 12/18/95       Director
-----------------------------------------------
S. Frank Smith                    Date

                                               INDEX TO EXHIBITS
                                               -----------------
         Exhibit No.      Description                                     Page
         ----------       -----------                                     ----
         3 (a)            Articles of Incorporation, as amended, of
                          Roanoke Gas Company (incorporated herein by reference to Exhibit (19) of the Quarterly
                          Report on Form 10-Q for the quarter ended March
                          31, 1992)

         3 (b) Bylaws, as amended, of Roanoke Gas Company (incorporated herein by reference to Exhibit (3)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

         4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value (incorporated herein by reference to Exhibit (4)(a) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                          1992)

         4 (b) Article I of the Bylaws of Roanoke Gas Company (incorporated herein by reference to Exhibit (19) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

         4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit (4)(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

         10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(a) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to
                          Exhibit 10(b) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to
                          Exhibit 10(c) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to
                          Exhibit 10(d) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (e)           FSS Service Agreement between Columbia Gas
                          Transmission Corporation and Roanoke Gas
                          Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(e) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(f) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(g) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(h) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(i) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(j) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to
                          Exhibit 10(k) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to
                          Exhibit 10(l) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (m)           Gas Storage Contract under rate schedule
                          FS (Production Area) Bear Creek II between
                          Tennessee Gas Pipeline Company and Roanoke
                          Gas Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(m) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to
                          Exhibit 10(n) of the Annual Report on Form
                          10-K for the fiscal year ended September
                          30, 1994)

         10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit (10)(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit (10)(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit (10)(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit (10)(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit (10)(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (t)           Certificate of Public Convenience and
                          Necessity for Franklin County dated
                          September 8, 1964 (incorporated herein by reference to Exhibit (10)(t) of
                          Registration Statement No. 33-36605, on
                          Form S-2, filed with the Commission on
                          August 29, 1990, and amended by Amendment
                          No. 1, filed with the Commission on
                          September 19, 1990)

         10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit (10)(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit (10)(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (w) Ordinance of the City of Roanoke, Virginia dated August 27, 1973 (incorporated herein by reference to Exhibit (10)(d) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

         10 (x) Ordinance of the City of Salem, Virginia dated July 22, 1974 (incorporated herein by reference to Exhibit (10)(e) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

         10 (y) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit (10)(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

         10 (z) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit (10)(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

         10 (a) (a)       Resolution of the Council for the Town of
                          Vinton, Virginia dated November 12, 1974
                          (incorporated herein by reference to
                          Exhibit (10)(h) of Registration Statement
                          No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (b) (b)       Consulting Agreement between Albert W.
                          Buckley and Roanoke Gas Company dated
                          February 20, 1992 (incorporated herein by reference to Exhibit (10)(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

         10 (c) (c)       Consulting Contract between A. Anson Jamison
                          and Roanoke Gas Company dated March 27, 1990
                          (incorporated herein by reference to Exhibit
                          (10)(c)(c) of Registration Statement No.
                          33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1 filed with the Commission on September 19, 1990)

         10 (d) (d)       Consulting Contract between Robert W.
                          Woody and Roanoke Gas Company dated
                          February 1, 1985 (incorporated herein by reference to Exhibit (10)(d)(d) of
                          Registration Statement No. 33-36605, on
                          Form S-2, filed with the Commission on
                          August 29, 1990, and amended by Amendment
                          No. 1, filed with the Commission on
                          September 19, 1990)

         10 (e) (e)       Contract between Roanoke Gas Company and
                          Diversified Energy Services, Inc. dated
                          December 18, 1978 (incorporated herein by reference to Exhibit (10)(e)(e) of
                          Registration Statement No. 33-36605, on
                          Form S-2, filed with the Commission on
                          August 29, 1990, and amended by Amendment
                          No. 1, filed with the Commission on
                          September 19, 1990)

         10 (f) (f)       Service Agreement between Bluefield Gas
                          Company and Commonwealth Public Service
                          Corporation dated January 1, 1981
                          (incorporated herein by reference to
                          Exhibit (10)(f)(f) of Registration
                          Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         10 (g) (g)       Retirement Payment Agreement between
                          Arthur T. Ellett and Roanoke Gas Company dated April 6, 1972 (incorporated herein by reference to Exhibit (10)(g)(g) of Registration Statement No. 33-36605, on
                          Form S-2, filed with the Commission on
                          August 29, 1990, and amended by Amendment
                          No. 1, filed with the Commission on
                          September 19, 1990)

         10 (h) (h)       Consulting Services Agreement between
                          Edward C. Dunbar and Roanoke Gas Company dated February 25, 1991 (incorporated herein by reference to Exhibit (10)(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (i) (i)       Consultation Contract between Gordon C.
                          Willis and Roanoke Gas Company dated April
                          29, 1991 (incorporated herein by reference to Exhibit (10)(i)(i) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1991)

         10 (j) (j)       Letter Agreement between the Company and
                          the City of Roanoke dated August 23, 1993
                          (incorporated herein by reference to
                          Exhibit (10)(j)(j) of Registration
                          Statement No. 33-69902, on Form S-2, filed with the Commission on October 4, 1993, and amended by Amendment No. 1, filed with the Commission on October 28, 1993)

         10 (k) (k)       Gas Storage Contract under rate schedule
                          FS (Market Area) Portland between
                          Tennessee Gas Pipeline Company and Roanoke
                          Gas Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(k)(k) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         10 (l) (l)       FTS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas
                          Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(l)(l) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         10 (m) (m)       ITS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas
                          Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(m)(m) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         10 (n) (n)       FSS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas
                          Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(n)(n) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         10 (o) (o)       SST Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas
                          Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(o)(o) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         10 (p) (p)       FTS-1 Service Agreement between Columbia
                          Gulf Transmission Company and Bluefield
                          Gas Company dated November 1, 1993
                          (incorporated herein by reference to
                          Exhibit 10(p)(p) of the Annual Report on
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         Exhibit No.      Description (continued)                          Page
         ----------       -----------                                      ----
         10 (q) (q)       *Roanoke Gas Company Key Employee Stock
			  Option Plan

         10 (r) (r)       *Roanoke Gas Company Stock Bonus Plan

         13 1995 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

         21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

         23               Accountants' Consent

         27               Financial Data Schedule

---------------------

         *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).