Form 10-Q
period 1995-12-31
ROANOKE GAS CO
filed 1996-02-12
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended     December 31, 1995
           Commission File No.         0-367


                          ROANOKE GAS COMPANY
______________________________________________________________________
           (Exact Name of Registrant as Specified in its Charter)

                 VIRGINIA                       54-0359895
______________________________________________________________________
       (State or Other Jurisdiction of       (I.R.S. Employer
        Incorporation or Organization)       Identification No.)

           519 Kimball Ave., N.E., Roanoke, VA         24016
______________________________________________________________________
           (Address of Principal Executive Offices)     (Zip Code)

                            (540) 983-3800
______________________________________________________________________
           (Registrant's Telephone Number, Including Area Code)

                                  None
 _____________________________________________________________________
     (Former Name, Former Address and Former Fiscal Year, if
      Changed Since Last Report)


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

                 Class                 Outstanding at December 31, 1995
     __________________________        ________________________________
     Common Stock, $5 Par Value              1,442,747 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
-------------------------------------------------------------

UNAUDITED
---------
                                                    December 31,         September 30,
                                                        1995                 1995
                                                        ----                 ----
ASSETS
------

UTILITY PLANT:
In service                                           $57,687,165          $56,834,174
Accumulated depreciation                              19,827,111           19,262,416
                                                     -----------          -----------
In service, net                                       37,860,054           37,571,758
Construction work-in-progress                            667,691              535,107
                                                     -----------          -----------
Utility plant, net                                    38,527,745           38,106,865
                                                     -----------          -----------
NONUTILITY PROPERTY:
Propane                                                3,933,925            3,781,633
Accumulated depreciation                               1,826,200            1,742,342
                                                     -----------          -----------
Nonutility property, net                               2,107,725            2,039,291
                                                     -----------          -----------
CURRENT ASSETS:
Cash and cash equivalents                                719,662              502,895
Accounts receivable - (less allowance
  for doubtful accounts of $379,705 and
  $171,947 respectively)                              11,064,899            3,463,104
Inventories                                            4,399,433            5,347,994
Deferred income taxes                                  1,381,016              967,732
Other                                                    433,953              181,190
                                                     -----------          -----------
Total current assets                                  17,998,963           10,462,915
                                                     -----------          -----------

OTHER ASSETS                                             894,266            1,005,596
                                                     -----------          -----------

TOTAL                                                $59,528,699          $51,614,667
                                                     ===========          ===========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
-------------------------------------------------------------

UNAUDITED
---------
                                                    December 31,         September 30,
                                                        1995                 1995
                                                        ----                 ----
LIABILITIES
-----------

CAPITALIZATION:
Stockholders' equity
Common stock, $5 par value. Authorized,
  3,000,000 shares; issued and
  outstanding 1,442,747 and 1,432,512
  Shares, respectively                               $ 7,213,735          $ 7,162,560
Capital in excess of par value                         4,253,834            4,149,584
Retained earnings                                      7,309,080            6,243,028
                                                     -----------          -----------
Total stockholders' equity                            18,776,649           17,555,172

Long-term debt, excluding current
  maturities                                          11,583,560           17,504,047
                                                     -----------          -----------
Total capitalization                                  30,360,209           35,059,219
                                                     -----------          -----------

CURRENT LIABILITIES:
Current maturities of long-term debt                   7,080,020            1,179,415
Borrowings under lines of credit                       4,181,000            1,442,000
Dividends payable                                        368,721              358,743
Accounts payable                                       7,947,277            5,544,647
Accrued income taxes                                   1,302,248              476,410
Customers' deposits                                      415,356              314,647
Accrued expenses                                       2,480,211            3,027,825
Refunds from suppliers - due customers                   597,036              682,851
Purchased gas adjustments                              1,467,009              236,999
                                                     -----------          -----------
Total current liabilities                             25,838,878           13,263,537
                                                     -----------          -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes                                  2,768,591            2,721,470
Deferred investment tax credits                          561,021              570,441
                                                     -----------          -----------
Total deferred credits and other
  liabilities                                          3,329,612            3,291,911
                                                     -----------          -----------

TOTAL                                                $59,528,699          $51,614,667
                                                     ===========          ===========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
THREE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------

UNAUDITED                                               Three Months Ended
---------                                                  December 31,
                                                 1995                        1994
                                                 ----                        ----
OPERATING REVENUES:
Gas utilities                                $16,283,931                 $12,786,144
Propane operations                             1,709,828                   1,329,582
                                             -----------                  ----------
Total operating revenues                      17,993,759                  14,115,726
                                             -----------                 -----------
COST OF GAS:
Gas utilities                                 10,382,425                   8,128,187
Propane operations                               816,143                     628,401
                                             -----------                 -----------
Total cost of gas                             11,198,568                   8,756,588
                                             -----------                 -----------
OPERATING MARGIN                               6,795,191                   5,359,138
                                             -----------                 -----------
OTHER OPERATING EXPENSES:
Gas Utilites:
  Other operations                             1,899,760                   2,012,561
  Maintenance                                    431,149                     382,345
  Taxes - general                                676,163                     589,483
  Taxes - income                                 647,764                     229,230
  Depreciation and amortization                  584,311                     525,761
Propane operations (including
  taxes - income of $129,982
  and $78,758 respectively)                      690,543                     573,228
                                             -----------                 -----------
Total other operating expenses                 4,929,690                   4,312,608
                                             -----------                 -----------
OPERATING EARNINGS (LOSS)                      1,865,501                   1,046,530
                                             -----------                 -----------
OTHER INCOME AND DEDUCTIONS:
Gas utilities:
  Merchandising and jobbing                       23,645                      63,399
  Other deductions                               (19,774)                    (69,452)
  Taxes - income                                  (1,518)                      2,410
Propane operations, net                           40,842                      29,916
                                             -----------                 -----------
Total other income and deductions                 43,195                      26,273
                                             -----------                 -----------
EARNINGS BEFORE INTEREST CHARGES               1,908,696                   1,072,803

                                             -----------                 -----------
INTEREST CHARGES:
Gas utilities:
  Long-term debt                                 413,795                     412,365
  Other interest                                  59,474                      96,807
Propane operations, net                              655                       5,029
                                             -----------                 -----------
Total interest charges                           473,924                     514,201
                                             -----------                 -----------
NET EARNINGS                                 $ 1,434,772                 $   558,602
                                             ===========                 ===========
EARNINGS PER COMMON SHARE                    $      1.00                 $      0.40
                                             ===========                 ===========
CASH DIVIDENDS PER SHARE                     $     0.255                 $     0.250
                                             ===========                 ===========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
THREE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------

UNAUDITED                                                      Three Months Ended
---------                                                         December 31,
                                                          1995                 1994
                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                         $ 1,434,772         $   558,602
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
 Depreciation and amortization                            709,021             630,789
 Loss from disposal of property                               245               3,011
 Changes in working capital, operating
   assets and liabilities exclusive of
   changes shown separately                            (3,244,495)         (2,631,284)
                                                       ----------          ----------
 Net cash used in operating activities                 (1,100,457)         (1,438,882)
                                                       ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                             (1,177,581)         (2,104,607)
 Other                                                    (27,750)            (42,529)
 Proceeds from disposal of equipment                        6,752              27,570
                                                       ----------          ----------
 Net cash used in investing activities                 (1,198,579)         (2,119,566)
                                                       ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                       -           1,700,000
 Retirement of long-term debt                             (19,880)            (20,006)
 Net borrowings under lines of credit                   2,739,000           1,951,000
 Cash dividends paid                                     (358,743)           (346,032)
 Proceeds from issuance of stock                          155,426             158,709
 Capital stock expense                                          -              (4,450)
                                                       ----------          ----------
 Net cash provided by financing activities              2,515,803           3,439,221
                                                       ----------          ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       216,767            (119,227)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      502,895             177,269
                                                       ----------          ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $   719,662         $    58,042
                                                       ==========          ==========
SUPPLEMENTAL INFORMATION:
Interest paid                                         $   258,710         $   266,199
Income taxes paid, net                                $   330,700         $    75,000

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of December 31, 1995 and September 30, 1995 and the results of operations and cash flows for the three months ended December 31, 1995 and 1994.

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

3. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period (1,439,633 and 1,388,416 for the three months ended December 31, 1995 and 1994, respectively.).

4. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs.
Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs and seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
------------------------------------------------------------------------

either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position.

5. Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are on-going, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

     Management anticipates that the Company will be able to renew all of its franchises. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

     Consolidated net earnings for the three months ended December 31, 1995 were $1,434,772 compared to $558,602 for the same period last year.

     Operating revenue and operating margin increased significantly over last year as the current quarter had 34% more heating degree days than the same period a year ago and 12% more than normal. The colder weather increased the Company's natural gas and propane deliveries resulting in an operating margin increase of $1,436,053 or 27% above last year. Total billed and unbilled natural gas volumes increased by more than 647,000 MCFs or almost 22% over the same period last year. Propane deliveries increased by more than 432,000 gallons representing a 31% increase in volume.

     Other operations expenses declined $112,801 due to reduced labor and benefit costs associated with the early retirement program enacted last year. Total full time employees are down 14%. Maintenance expense increased $48,804 over last year due to additional right of way clearing for the Company's natural gas transmission lines and renovation of corporate offices. Last year, the transmission line clearing program was reduced in an effort to control expenses during the warmer than normal winter. The increase in general taxes is attributable to increases in revenue sensitive taxes. Natural gas revenues increased 27% while general taxes increased 15%. Depreciation expense increased as the Company continues to add plant facilities for new customers and renew existing facilities. Propane operations increased due to greater expenses associated with delivering 31% more propane, customer growth and higher income taxes on greater net income. Total interest expense declined as the Company's total debt position decreased by more than $3.1 million.

     On December 4, 1995, Roanoke Gas Company completed the rate refund associated with the final order dated September 28, 1995 on the rate application filed June 15, 1994. The Company refunded $522,254 in excess rates and $28,067 in accrued interest. The Company had properly reserved for the anticipated refund and the Commission's final order had no effect on the results of operations for the quarter.

     Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

     The three month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1996. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Any improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months.

                        PART II - OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits.
                        --------
                        Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K.
                        -------------------
                        There were no reports on Form 8-K filed for the three-months ended December 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on ts behalf by the undersigned thereunto duly authorized.


                                          ROANOKE GAS COMPANY



Date:  January 20, 1996                   By: /s/Roger L. Baumgardner
                                          ___________________________
                                          Roger L. Baumgardner
                                          Vice President/Secretary,
                                          Treasurer and Principal
                                          Accounting Officer