Form 10-K/A
period 1995-09-30
ROANOKE GAS CO
filed 1996-03-27
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                      FORM 10-K/A

                     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995   Commission file number  0-367

                                   ROANOKE GAS COMPANY
               -----------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

         Virginia                                            54-0359895
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification
                                                             No.)

519 Kimball Ave., N.E., Roanoke, VA                          24016
---------------------------------------                      -----------------
(Address of principal executive offices)                     (Zip Code)

Registrant' telephone number, including area code  (540) 983-3800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                             Name of Each
                                                             Exchange on
Title of Each Class                                          Which Registered
-----------------------------------                          -----------------
                                                             OTC (Nasdaq
Common Stock, $5 Par Value                                   National Market)
-----------------------------------                          -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [ X ]     No  [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.    [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 15,
1995.                                                        $22,723,265
                                                             -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                              Outstanding at December 15, 1995
----------------------                      --------------------------------
COMMON STOCK, $5 PAR VALUE                          1,442,747 SHARES

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


John B. Williamson, III, 41                January 1993 to present                     Vice President - Rates
                                                                                          and Finance

                                           April 1992 to January 1993                  Director of Rates and
                                                                                          Finance

                                           Prior to April 1992                         County Administrator of
                                                                                          Botetourt County,
                                                                                          Virginia


David Anderson, 48                         January 1986 to present                     Assistant Secretary and
                                                                                          Assistant Treasurer

                                              PART II
                                              -------

Item 5.          Market for Registrant's Common Equity and Related Stockholder
------           -------------------------------------------------------------
                 Matters.
                 ------
   The information set forth under the caption "Market Price and Dividend Information" on page 6 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6.          Selected Financial Data.
------           -----------------------
   The information set forth under the caption "Selected Financial Data" on page 7 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7.          Management's Discussion and Analysis of Financial Condition
------           -----------------------------------------------------------
                 and Results of Operations.
                 -------------------------
   The information set forth under the captions "Review of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 13 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

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

   1.      Independent Auditors' Report

   2.      Consolidated Balance Sheets as of September 30, 1995 and 1994

   3. Consolidated Statements of Earnings for the Years Ended September 30, 1995, 1994 and 1993

   4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994 and 1993

   5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993

   6. Notes to Consolidated Financial Statements as of September 30, 1995 and 1994 and Years Ended September 30, 1995, 1994 and 1993

Item 9.          Changes in and Disagreements with Accountants on Accounting
------           -----------------------------------------------------------
                 and Financial Disclosure.
                 ------------------------
   Not applicable.

                                                    PART III
                                                    --------

Item 10.         Directors and Executive Officers of the Registrant.
-------          --------------------------------------------------
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

Item 11.         Executive Compensation.
-------          ----------------------
   The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Performance Graph" at pages 5 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
-------          ---------------------------------------------------
                 Management.
                 ----------
   The information pertaining to stockholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Voting Securities" and "Security Ownership of Management" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1996, is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions.
-------          ----------------------------------------------
   The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1996, is incorporated herein by reference.

                                                     PART IV
                                                     -------

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K.
                 -----------
   (a)     List of documents filed as part of this report:

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

   10 (p) (p)       FTS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Bluefield Gas Company dated
                    November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

Item 14.         Exhibits, Financial Statement Schedules and Reports
-------          ---------------------------------------------------
                 on Form 8-K. (continued)
                 -----------

   Exhibit No.      Description
   ----------       -----------

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

   (b)     Reports on Form 8-K:

   None.

                                                   SIGNATURES
                                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROANOKE GAS COMPANY




By:     /s/ Roger L. Baumgardner                                     3/25/96
        ------------------------------                      ------------------
        Roger L. Baumgardner                                         Date
        Vice President, Secretary and
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Frank A. Farmer, Jr.                   3/25/96          President, Chief
---------------------------------------                     Executive Officer
Frank A. Farmer, Jr.                       Date             Director


/s/ John B. Williamson, III                3/25/96          Vice President -
---------------------------------------                     Rates and Finance
John B. Williamson, III                    Date             (Principal
                                                            Financial Officer)


/s/ Roger L. Baumgardner                   3/25/96          Vice President,
---------------------------------------                     Secretary and
Roger L. Baumgardner                       Date             Treasurer
                                                            (Principal
                                                            Accounting Officer)


/s/ Lynn D. Avis                           3/25/96          Director
---------------------------------------
Lynn D. Avis                               Date


                                                            Director
---------------------------------------
Abney S. Boxley, III                       Date


/s/ Frank T. Ellett                        3/25/96          Director
---------------------------------------
Frank T. Ellett                            Date


/s/ Wilbur L. Hazlegrove                   3/25/96          Director
---------------------------------------
Wilbur L. Hazlegrove                       Date


/s/ W. Bolling Izard                       3/25/96          Director
---------------------------------------
W. Bolling Izard                           Date


/s/ J. Allen Layman                        3/25/96          Director
---------------------------------------
J. Allen Layman                            Date


/s/ John H. Parrott                        3/25/96          Director
---------------------------------------
John H. Parrott                            Date

/s/ Thomas L. Robertson                    3/25/96          Director
---------------------------------------
Thomas L. Robertson                        Date


/s/ S. Frank Smith                         3/25/96          Director
---------------------------------------
S. Frank Smith                             Date

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