Form 10-Q
period 1996-03-31
ROANOKE GAS CO
filed 1996-05-13
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended       March 31, 1996
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

                               (540) 983-3800
      ________________________________________________________________
            (Registrant's Telephone Number, Including Area Code)

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

                  Class                   Outstanding at March 31, 1996
      __________________________          ______________________________
      Common Stock, $5 Par Value                 1,455,177 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND SEPTEMBER 30, 1995
- -----------------------------------------------------------------------------------------------------

UNAUDITED
- ---------
                                                       March 31,         September 30,
                                                         1996                1995
                                                       ---------         -------------
ASSETS
- ------
UTILITY PLANT:
In service                                            $58,497,916         $56,834,174
Accumulated depreciation                               20,427,445          19,262,416
                                                      -----------         -----------
In service, net                                        38,070,471          37,571,758
Construction work-in-progress                             689,438             535,107
                                                      -----------         -----------
Utility plant, net                                     38,759,909          38,106,865
                                                      -----------         -----------

NONUTILITY PROPERTY:
Propane                                                 4,076,594           3,781,633
Accumulated depreciation                                1,910,447           1,742,342
                                                      -----------         -----------
Nonutility property, net                                2,166,147           2,039,291
                                                      -----------         -----------

CURRENT ASSETS:
Cash and cash equivalents                                 584,309             502,895
Accounts receivable - (less allowance for
  doubtful accounts of $683,420 and $171,947,
  respectively)                                        11,863,416           3,463,104
Inventories                                             2,423,051           5,347,994
Deferred income taxes                                   1,026,362             967,732
Purchased gas adjustments                                 130,792                 -
Other                                                     423,844             181,190
                                                      -----------         -----------
Total current assets                                   16,451,774          10,462,915
                                                      -----------         -----------

OTHER ASSETS                                              995,146           1,005,596
                                                      -----------         -----------

TOTAL                                                 $58,372,976         $51,614,667
                                                      ===========         ===========

See condensed notes to condensed consolidated financial statements.
- ------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
- ---------                                              March 31,         September 30,
                                                         1996                1995
                                                       ---------         -------------
LIABILITIES
- -----------
CAPITALIZATION:
Stockholders' equity
Common stock, $5 par value. Authorized,
  3,000,000 shares; issued and outstanding
  1,455,177 and 1,432,512 Shares, respectively       $  7,275,885        $  7,162,560
Capital in excess of par value                          4,400,572           4,149,584
Retained earnings                                       8,891,860           6,243,028
                                                     ------------        ------------
Total stockholders' equity                             20,568,317          17,555,172

Long-term debt, excluding current maturities           11,228,913          17,504,047
                                                     ------------        ------------
Total capitalization                                   31,797,230          35,059,219
                                                     ------------        ------------

CURRENT LIABILITIES:
Current maturities of long-term debt                    7,080,640           1,179,415
Borrowings under lines of credit                        2,322,000           1,442,000
Dividends payable                                         371,478             358,743
Accounts payable                                        8,137,346           5,544,647
Accrued income taxes                                    1,377,845             476,410
Customers' deposits                                       438,884             314,647
Accrued expenses                                        3,318,964           3,027,825
Refunds from suppliers - due customers                    167,920             682,851
Purchased gas adjustments                                     -               236,999
                                                     ------------        ------------
Total current liabilities                              23,215,077          13,263,537
                                                     ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes                                   2,809,068           2,721,470
Deferred investment tax credits                           551,601             570,441
                                                     ------------        ------------
Total deferred credits and other liabilities            3,360,669           3,291,911
                                                     ------------        ------------

TOTAL                                                 $58,372,976         $51,614,667
                                                     ============        ============

See condensed notes to condensed consolidated financial statements.
- ------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------------------------------

UNAUDITED                                  Three Months Ended                     Six Months Ended
- ---------                                       March 31,                             March 31,
                                           ------------------                     ----------------
                                         1996             1995                 1996             1995
                                         ----             ----                 ----             ----
OPERATING REVENUES:
Gas utilities                        $27,129,480       $16,923,932         $43,413,411      $29,710,076
Propane operations                     2,495,910         2,025,695           4,205,738        3,355,277
                                     -----------       -----------         -----------      -----------
Total operating revenues              29,625,390        18,949,627          47,619,149       33,065,353
                                     -----------       -----------         -----------      -----------
COST OF GAS:
Gas utilities                         20,018,797        10,543,025          30,401,222       18,671,212
Propane operations                     1,355,634           940,557           2,171,777        1,568,958
                                     -----------       -----------         -----------      -----------
Total cost of gas                     21,374,431        11,483,582          32,572,999       20,240,170
                                     -----------       -----------         -----------      -----------

OPERATING MARGIN                       8,250,959         7,466,045          15,046,150       12,825,183
                                     -----------       -----------         -----------      -----------

OTHER OPERATING EXPENSES:
Gas Utilities:
  Other operations                     2,238,246         2,165,365           4,138,006        4,177,926
  Maintenance                            456,357           310,681             887,506          693,026
  Taxes - general                        840,805           717,696           1,516,968        1,307,179
  Taxes - income                         888,243           754,651           1,536,007          983,881
  Depreciation and amortization          585,113           527,691           1,169,424        1,053,452
Propane operations (including taxes
  - income of $169,251, $219,433,
  $299,233 and $298,191,
  respectively)                          829,446           722,442           1,519,989        1,295,671
                                     -----------       -----------         -----------      -----------

Total other operating expenses         5,838,210         5,198,526          10,767,900        9,511,135
                                     -----------       -----------         -----------      -----------

OPERATING EARNINGS                     2,412,749         2,267,519           4,278,250        3,314,048
                                     -----------       -----------         -----------      -----------

OTHER INCOME AND DEDUCTIONS:
Gas utilities:
  Interest income                            244               195                 244              195
  Merchandising and jobbing               38,003            36,907              61,648          100,306
  Other deductions                       (29,776)          (20,421)            (49,550)         (89,873)
  Taxes - income                          (3,129)           (5,589)             (4,647)          (3,179)
Propane operations, net                    6,567            34,669              47,409           64,586
                                     -----------       -----------         -----------      -----------
Total other income and deductions         11,909            45,761              55,104           72,035
                                     -----------       -----------         -----------      -----------

EARNINGS BEFORE INTEREST CHARGES       2,424,658         2,313,280           4,333,354        3,386,083
                                     -----------       -----------         -----------      -----------

INTEREST CHARGES:
Gas utilities:
  Long-term debt                         411,987           419,079             825,782          831,444
  Other interest                          57,816            91,251             117,290          188,058
Propane operations, net                      599             7,213               1,254           12,242
                                     -----------       -----------         -----------      -----------
Total interest charges                   470,402           517,543             944,326        1,031,744
                                     -----------       -----------         -----------      -----------

NET EARNINGS                          $1,954,256        $1,795,737          $3,389,028       $2,354,339
                                     ===========       ===========         ===========      ===========


EARNINGS PER COMMON SHARE                  $1.35             $1.28               $2.35            $1.69
                                     ===========       ===========         ===========      ===========


CASH DIVIDENDS PER SHARE                  $0.255            $0.250              $0.510           $0.500
                                     ===========       ===========         ===========      ===========

See condensed notes to condensed consolidated financial statements.
- ------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------------------------------

UNAUDITED                                  Three Months Ended                     Six Months Ended
- ---------                                       March 31,                             March 31,
                                           ------------------                     ----------------
                                         1996             1995                 1996             1995
                                         ----             ----                 ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net earnings                          $1,954,256        $1,795,737          $3,389,028       $2,354,339
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
Depreciation and amortization            710,070           631,455           1,419,091        1,262,244
(Gain) loss from disposal of
  property                                   343              (765)                588            2,246
Changes in working capital,
  operating assets and liabilities
  exclusive of changes shown
  separately                             573,840         5,495,008          (2,670,655)       2,863,724
                                     -----------       -----------         -----------      -----------
Net cash provided by operating
  activities                           3,238,509         7,921,435           2,138,052        6,482,553
                                     -----------       -----------         -----------      -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Construction expenditures             (1,017,977)       (1,808,279)         (2,195,558)      (3,912,886)
Other                                    (21,965)          (32,610)            (49,715)         (75,139)
Proceeds from disposal of
  equipment                               38,942            20,928              45,694           48,498
                                     -----------       -----------         -----------      -----------
Net cash used in investing
  activities                          (1,001,000)       (1,819,961)         (2,199,579)      (3,939,527)
                                     -----------       -----------         -----------      -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from issuance of
  long-term debt                             -                 -                   -          1,700,000
Retirement of long-term debt            (354,029)         (351,065)           (373,909)        (371,071)
Net borrowings (payments) on
  line of credit agreements           (1,859,000)       (5,021,000)            880,000       (3,070,000)
Cash dividends paid                     (368,721)         (348,186)           (727,464)        (694,218)
Proceeds from issuance of stock          208,888           215,020             364,314          373,729
Capital stock expense                        -                 -                   -             (4,450)
                                     -----------       -----------         -----------      -----------
Net cash provided by (used in)
  financing activities                (2,372,862)       (5,505,231)            142,941       (2,066,010)
                                     -----------       -----------         -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  (135,353)          596,243              81,414          477,016

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    719,662            58,042             502,895          177,269
                                     -----------       -----------         -----------      -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $584,309          $654,285            $584,309         $654,285
                                     ===========       ===========         ===========      ===========

SUPPLEMENTAL INFORMATION:
Interest paid                           $306,391          $736,877            $565,101       $1,003,076
Income taxes paid, net                   531,311           277,750            $862,011         $352,750

NONCASH TRANSACTIONS:
A capital lease obligation was
  incurred when the Company
  entered into an equipment lease            -             $10,500                 -            $10,500

See condensed notes to condensed consolidated financial statements.
- ------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------
UNAUDITED
- ---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of March 31, 1996 and September 30, 1995 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 1996 and 1995.

      The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. On January 22, 1996, the Shareholders of Roanoke Gas Company approved the Roanoke Gas Company Key Employee Stock Option Plan. The plan provides for the issuance of stock options to officers and certain other full time salaried employees granting the purchase of not more than 50,000 shares of Company common stock. The exercise price of each option will be equal to the fair market value of the Company's common stock at the grant date. Options amounting to 13,000 shares were issued on October 30, 1995 at an exercise price of $15.50 a share. As the exercise price of the option equalled the fair market value of the stock at the issue date, no compensation expense was recorded by the Company.

3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

4. Earnings per share is based on the weighted average number of shares outstanding during each period (1,450,842 and 1,399,303 for the three-month periods ended March 31, 1996 and 1995 and 1,445,176 and 1,393,800 for the six-month periods ended March 31, 1996 and 1995, respectively).

5. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------
UNAUDITED
- ---------

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

6. Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired February 26, 1994. The parties have not yet reached an agreement on a new multi-year franchise agreement; however, negotiations are on-going, and the Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. Negotiations between the Company and the City of Salem and the Town of Vinton are on-going, and the Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

      Management anticipates that the Company will be able to renew all of its franchises. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

      Consolidated net earnings for the three-month and six-month periods ended March 31, 1996 were $1,954,256 and $3,389,028 compared to $1,795,737 and $2,354,339 for the same periods last year.

      For the three-month period ended March 31, 1996, operating margin increased $784,914, or 10.5 percent, from last year due to increases in delivered gas volumes associated with a quarter that was 20.3 percent colder than the same quarter last year. Total MCF deliveries were up 10.6 percent, or 429,265 MCF, with an increase of 16.8 percent in the higher margin firm gas sales and a decline of 17.7 percent in interruptible deliveries. The firm volume increase correlates strongly with the increase in heating degree days during the quarter. The interruptible volume decrease is also attributable to the colder winter as these customers experienced more and longer interruptions of gas service due to the temperatures. Propane deliveries also contributed to the improved margin for the quarter as deliveries increased 20.8%, or 434,695 gallons.

      Other operations expenses for the quarter ended March 31, 1996 increased moderately over last year's levels due to additional operating costs associated with the colder weather and the acceleration of the amortization of certain deferred regulatory assets over a period shorter than originally established. A portion of the increased costs were offset by reductions in employee benefit costs primarily due to reduced health insurance costs associated with lower claim activity. Maintenance expenses increased $145,676 as the colder weather caused a redirection toward maintenance of the distribution system and away from capital projects. Additional costs were incurred with the completion of renovations to the corporate office. General taxes rose as a result of an increase in revenue sensitive taxes. Depreciation expense has grown as the Company continues to add plant for new customers and renew existing facilities. Propane operations expense increased due to higher delivery costs associated with the near record snowfalls during the quarter. Additional manpower and overtime were required to ensure uninterrupted service to our propane customers. Other income and deductions declined from last year due to the significant revenue reductions in the gas marketing area. Increasing gas costs made purchasing and transporting of gas by our larger industrial customers less attractive than the purchase of interruptible gas supply directly from the Company. Interest charges declined as short-term borrowing remained below last year's levels.

      For the six-month period end March 31, 1996, operating margins increased to $2,220,967, or 17.3 percent, resulting from a 15.4 percent increase in natural gas volumes and a 24.8 percent rise in propane deliveries. The improved results correlate to a 26 percent colder period than a year ago. Furthermore, the current period was almost 12 percent colder than normal. Expenses for the six-month period ended March 31, 1996 in relation to the same period last year mirrored the results for the current quarter.

      On January 22, 1996 the Shareholders of Roanoke Gas Company approved the Roanoke Gas Company Key Employee Stock Option Plan. The plan provides for the issuance of stock options to officers and certain other full time salaried employees granting the purchase of not more than 50,000 shares of

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

Company common stock. The exercise price of each option will be equal to the fair market value of the Company's common stock at the grant date. Options amounting to 13,000 shares were issued on October 30, 1995 at an exercise price of $15.50 a share. As the exercise price of the option equalled the fair market value of the stock at the issue date, no compensation expense was recorded by the Company.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

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

      The three-month and six-month periods' earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1996. The total revenues during the first six months reflect higher billings due to the weather sensitive nature of the gas business. As warmer weather dominates the remaining six months of the Company's fiscal year, net operating losses are normally expected for the final two quarters which will reduce the Company's net earnings for the fiscal year.

                         PART II - OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits.
                        --------
                        Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K.
                        -------------------
                        There were no reports on Form 8-K filed for the three-months ended March 31, 1996.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROANOKE GAS COMPANY



Date:  April 19, 1996               By:    /s/Roger L. Baumgardner
                                           _______________________
                                           Roger L. Baumgardner
                                           Vice President/Secretary,
                                           Treasurer and Principal
                                           Accounting Officer