Form 10-Q
period 1996-06-30
ROANOKE GAS CO
filed 1996-08-14
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended            June 30, 1996
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

                                               Yes   X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                      Outstanding at June 30, 1996
       __________________________         ______________________________
       Common Stock, $5 Par Value                1,465,159 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND SEPTEMBER 30, 1995
- -------------------------------------

UNAUDITED
- ---------
                                               June 30,       September 30,
                                                 1996             1995
                                               --------       -------------
ASSETS
- ------
UTILITY PLANT:
In service                                   $58,829,617       $56,834,174
Accumulated depreciation                      20,774,431        19,262,416
                                              ----------        ----------
In service, net                               38,055,186        37,571,758
Construction work-in-progress                  1,323,744           535,107
                                              ----------        ----------
Utility plant, net                            39,378,930        38,106,865
                                              ----------        ----------

NONUTILITY PROPERTY:
Propane                                        4,195,329         3,781,633
Accumulated depreciation                       1,996,778         1,742,342
                                              ----------        ----------
Nonutility property, net                       2,198,551         2,039,291
                                              ----------        ----------

CURRENT ASSETS:
Cash and cash equivalents                        581,118           502,895
Accounts receivable - (less allowance
  for doubtful accounts of $811,072
  and $171,947, respectively)                  5,463,631         3,463,104
Inventories                                    4,981,693         5,347,994
Deferred income taxes                            791,034           967,732
Purchased gas adjustments                        536,433             -
Other                                            350,541           181,190
                                              ----------        ----------
Total current assets                          12,704,450        10,462,915
                                              ----------        ----------

OTHER ASSETS                                     898,808         1,005,596
                                              ----------        ----------

TOTAL                                        $55,180,739       $51,614,667
                                              ==========        ==========

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND SEPTEMBER 30, 1995
- --------------------------------------
UNAUDITED
- ---------
                                               June 30,       September 30,
                                                 1996             1995
                                               --------       -------------
LIABILITIES
- -----------

CAPITALIZATION:
Stockholders' equity
Common stock, $5 par value.
  Authorized, 3,000,000 shares;
  issued and outstanding 1,465,159
  and 1,432,512 shares, respectively         $ 7,325,795       $ 7,162,560
Capital in excess of par value                 4,530,392         4,149,584
Retained earnings                              8,109,836         6,243,028
                                              ----------        ----------
Total stockholders' equity                    19,966,023        17,555,172

Long-term debt, excluding current
  maturities                                  10,943,102        17,504,047
                                              ----------        ----------
Total capitalization                          30,909,125        35,059,219
                                              ----------        ----------
CURRENT LIABILITIES:
Current maturities of long-term
  debt                                         7,081,274         1,179,415
Borrowings under lines of credit               5,115,000         1,442,000
Dividends payable                                374,082           358,743
Accounts payable                               4,022,478         5,544,647
Accrued income taxes                           1,094,027           476,410
Customers' deposits                              380,047           314,647
Accrued expenses                               2,983,789         3,027,825
Refunds from suppliers - due
  customers                                       57,831           682,851
Purchased gas adjustments                          -               236,999
                                              ----------        ----------
Total current liabilities                     21,108,528        13,263,537
                                              ----------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes                          2,620,905         2,721,470
Deferred investment tax credits                  542,181           570,441
                                              ----------        ----------
Total deferred credits and other
  liabilities                                  3,163,086         3,291,911
                                              ----------        ----------

TOTAL                                        $55,180,739       $51,614,667
                                              ==========        ==========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1996 AND 1995
- ----------------------------------------------------------------------------------------

UNAUDITED                                         Three Months Ended         Nine Months Ended
- ---------                                              June 30,                  June 30,
                                                  ------------------         -----------------
                                                  1996          1995        1996         1995
                                                  ----          ----        ----         ----
OPERATING REVENUES:
Gas utilities                                $ 9,708,342    $8,446,759  $53,121,753  $38,156,835
Propane operations                               726,689       548,445    4,932,427    3,903,722
                                              ----------     ---------   ----------   ----------
Total operating revenues                      10,435,031     8,995,204   58,054,180   42,060,557
                                              ----------     ---------   ----------   ----------

COST OF GAS:
Gas utilities                                  6,192,485     5,159,327   36,593,707   23,830,539
Propane operations                               392,431       273,402    2,564,208    1,842,360
                                              ----------     ---------   ----------   ----------
Total cost of gas                              6,584,916     5,432,729   39,157,915   25,672,899
                                              ----------     ---------   ----------   ----------

OPERATING MARGIN                               3,850,115     3,562,475   18,896,265   16,387,658
                                              ----------     ---------   ----------   ----------

OTHER OPERATING EXPENSES:
Gas Utilities:
  Other operations                             1,987,394     1,923,210    6,125,400    6,101,136
  Maintenance                                    500,440       260,799    1,387,946      953,825
  Taxes - general                                485,154       423,850    2,002,122    1,731,029
  Taxes - income                                (153,375)      (88,154)   1,382,632      895,727
  Depreciation and amortization                  585,885       529,183    1,755,309    1,582,635
Propane operations (including taxes -
  income of ($79,231), ($69,387),
  $216,201 and $213,756 respectively)            406,281       319,942    1,926,270    1,615,613
                                              ----------     ---------   ----------   ----------
Total other operating expenses                 3,811,779     3,368,830   14,579,679   12,879,965
                                              ----------     ---------   ----------   ----------

OPERATING EARNINGS                                38,336       193,645    4,316,586    3,507,693
                                              ----------     ---------   ----------   ----------

OTHER INCOME AND DEDUCTIONS:
Gas utilities:
  Interest income                                     30        13,916          274       14,111
  Merchandising and jobbing                       14,252        15,993       75,900      116,299
  Other deductions                               (19,729)      (15,281)     (69,279)    (105,154)
  Taxes - income                                   1,816        (5,285)      (2,831)      (8,464)
Propane operations, net                           25,707        10,348       73,116       74,934
                                              ----------     ---------   ----------   ----------
Total other income and deductions                 22,076        19,691       77,180       91,726
                                              ----------     ---------   ----------   ----------

EARNINGS BEFORE INTEREST
  CHARGES                                         60,412       213,336    4,393,766    3,599,419
                                              ----------     ---------   ----------   ----------

INTEREST CHARGES:
Gas utilities:
  Long-term debt                                 401,799       424,817    1,227,581    1,256,261
  Other interest                                  65,979        25,315      183,269      213,373
Propane operations, net                              574         1,095        1,828       13,337
                                              ----------     ---------   ----------   ----------
Total interest charges                           468,352       451,227    1,412,678    1,482,971
                                              ----------     ---------   ----------   ----------

NET EARNINGS (LOSS)                            ($407,940)    ($237,891)  $2,981,088   $2,116,448
                                              ==========     =========   ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE                  ($0.28)       ($0.17)       $2.06        $1.51
                                              ==========     =========   ==========   ==========

CASH DIVIDENDS PER SHARE                          $0.255        $0.250       $0.765       $0.750
                                              ==========     =========   ==========   ==========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1996 AND 1995
- ------------------------------------------------------------------------------------------

UNAUDITED                                         Three Months Ended         Nine Months Ended
- ---------                                              June 30,                  June 30,
                                                  ------------------         -----------------
                                                  1996          1995        1996         1995
                                                  ----          ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                          ($407,940)    ($237,891)  $2,981,088   $2,116,448
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                  712,046       633,661    2,131,137    1,895,905
  (Gain) loss from disposal of property             (954)        4,989         (366)       7,235
  Changes in working capital, operating
    assets and liabilities exclusive of
    changes shown separately                  (1,259,903)    2,646,645   (3,930,558)   5,510,369
                                              ----------     ---------   ----------   ----------
   Net cash provided by (used in)
    operating activities                        (956,751)    3,047,404    1,181,301    9,529,957
                                              ----------     ---------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                   (1,287,668)     (759,847)  (3,448,434)  (4,672,733)
  Other                                          (87,490)      (30,096)    (137,205)    (105,235)
  Proceeds from disposal of equipment             12,643         2,398       23,545       50,896
                                              ----------     ---------   ----------   ----------
  Net cash used in investing activities       (1,362,515)     (787,545)  (3,562,094)  (4,727,072)
                                              ----------     ---------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt         -         1,000,000        -        2,700,000
  Retirement of long-term debt                  (285,177)     (281,727)    (659,086)    (652,798)
  Net borrowings (payments) on line of credit
    agreements                                 2,793,000    (2,165,000)   3,673,000   (5,235,000)
  Cash dividends paid                           (371,478)     (353,082)  (1,098,942)  (1,047,300)
  Proceeds from issuance of stock                179,730       246,114      544,044      619,843
  Capital stock expense                            -             -            -           (4,450)
                                              ----------     ---------   ----------   ----------
  Net cash provided by (used in) financing
    activities                                 2,316,075    (1,553,695)   2,459,016   (3,619,705)
                                              ----------     ---------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (3,191)      706,164       78,223    1,183,180

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            584,309       654,285      502,895      177,269
                                              ----------     ---------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $581,118    $1,360,449     $581,118   $1,360,449
                                              ==========     =========   ==========   ==========

SUPPLEMENTAL INFORMATION:
Interest paid                                   $621,452      $204,654   $1,186,553   $1,207,730
Income taxes paid, net                            88,721       187,500     $950,732     $540,250

NONCASH TRANSACTIONS:
A capital lease obligation was incurred
  when the Company entered into an equipment
  lease                                              -             -            -        $10,500

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
- ------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's consolidated financial position as of June 30, 1996 and September 30, 1995 and the results of operations and cash flows for the three and nine-month periods ended June 30, 1996 and 1995.

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

3. Earnings per share is based on the weighted average number of shares outstanding during each period (1,461,416 and 1,417,737 for the three-month periods ended June 30, 1996 and 1995 and 1,450,589 and 1,401,779 for the nine-month periods ended June 30, 1996 and 1995, respectively).

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
- ------------------------------------------------------------------------

5. Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On
August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired
February 26, 1994. The parties have reached a tentative agreement on a 20 year franchise term, subject to final approval by the City Council, which provides for a modest increase in franchise fees. The Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. The Company and the City of Salem and the Town of Vinton have reached a tentative agreement on a 20 year franchise term, subject to final approval by the Councils of the City and Town, which provides for a modest increase in franchise fees. The Company continues to provide natural gas services to customers in the City of Salem and the Town of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------


     Consolidated net earnings (loss) for the three-month and nine-month periods ended June 30, 1996 were $(407,940) and $2,981,088 compared to $(237,891) and $2,116,448 for the same periods last year.

     Operating margin increased $287,640, or 8.1 percent in the current quarter from last year due to an increase in delivered gas volumes. Total MCF deliveries rose 7.8 percent, or 131,260 MCF. Firm volumes increased by 154,715 while interruptible volumes declined 23,455 MCF. The firm volume increase derives from a greater customer base and 13 percent more heating degree days during the quarter. Propane operations contributed to the increase in operating margin as propane margin rose $59,215, or 21.5 percent on an increase of 190,333 gallons delivered or 30.5 percent over the same quarter last year.

     Other operations expenses for the quarter increased slightly over last year. The increase is due to expenditure levels returning to a normal level following the austerity plan to eliminate unessential expenses implemented last year due to the warmer winter season. The increase was mitigated by the recording of $126,000 in early retirement costs in last year's quarterly expenses. Maintenance expense increased $239,641 due to certain planned maintenance programs and a return to a normal maintenance schedule following last year's reductions. General taxes increased as a result of an increase in revenue sensitive taxes associated with greater operating revenues from greater billed volumes and higher gas costs. Depreciation has increased as capital plant has grown. Propane operations expense increased due to higher delivery costs associated with greater propane volumes delivered, significantly higher tank setting costs attributable to greater customer growth and additional advertising and sales expenses associated with expanding the propane service territory. Interest charges are up slightly due to short-term borrowing activity required for replacing storage gas and supporting capital investment.

     For the nine-month period ended June 30, 1996, operating margins increased $2,508,607, or 15.3 percent due to the 13.9 percent rise in total natural gas volumes delivered and a 25.7 percent increase in propane gallons delivered. The volume increases were directly attributable to a 27 percent increase in heating degree days over the same period last year. Expenses for the nine-month period ended June 30, 1996 in relation to the same period last year are comparable to the results for the current quarter compared to last year.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

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

     Roanoke Gas Company and Commonwealth Public Service Corporation, a subsidiary of Bluefield Gas Company, currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for a period of twenty years and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia State Corporation Commission, are of perpetual duration, subject to compliance with regulatory standards. The franchise for the City of Roanoke, the Company's largest service area, expired on August 30, 1993. On
August 23, 1993, the Board of Directors of the Company approved an agreement with the City of Roanoke under which such franchise agreement was extended for a term of 180 days from August 30, 1993, upon the same terms and conditions, except that a provision of the existing franchise agreement giving the City the option to purchase the property of the Company located within the City was deleted. The 180-day extension period expired
February 26, 1994. The parties have reached a tentative agreement on a 20 year franchise term, subject to final approval by City Council, which provides for a modes increase in franchise fees. The Company continues to provide natural gas services to customers in the City of Roanoke. The Company believes that it ultimately will secure a new franchise agreement on terms acceptable to the Company. In addition, the franchise for the City of Salem expired on July 22, 1994, and the franchise for the Town of Vinton expired on December 10, 1994. The Company and the City of Salem and the Town of Vinton have reached a tentative agreement on a 20 year franchise term, subject to final approval by the Councils of the City and Town, which provides for a modest increase in franchise fees. The Company continues to provide natural gas services to customers in the City of Salem and the Town

ROANOKE GAS COMPANY AND SUBSIDIARIES
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

of Vinton. The Company also believes that it will ultimately secure new franchise agreements with the City of Salem and the Town of Vinton on terms acceptable to the Company. Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of thirty years from August 23, 1979.

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

                      PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.
                --------
                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K.
                -------------------
                There was one Form 8-K filed for the three month period ended June 30, 1996. The Form 8-K, dated April 9, 1996, updated the description of Company's common stock contained in its Form 10 dated April 26, 1965.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROANOKE GAS COMPANY



Date:  July 22, 1996                  By:   /s/Roger L. Baumgardner
                                            _______________________
                                            Roger L. Baumgardner
                                            Vice President/Secretary,
                                            Treasurer and Principal
                                            Accounting Officer