Form 10-K
period 1996-09-30
ROANOKE GAS CO
filed 1996-12-20
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996    Commission file number 0-367
                          ------------------                           -----

                             ROANOKE GAS COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Virginia                                     54-0359895
-----------------------------------------         -------------------------
 (State or other jurisdiction of                      (I.R.S.  Employer
 incorporation or organization)                       Identification No.)

 519 Kimball Ave., N.E., Roanoke, VA                         24016
-----------------------------------------         -------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (540) 983-3800
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
   Title of Each Class                                  Which Registered
---------------------------                        --------------------------
                                                           OTC (Nasdaq
Common Stock, $5 Par Value                              National Market)
---------------------------                        --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                     ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.         [   ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of December 13, 1996.         $25,800,589
                                                -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                             Outstanding at December 13, 1996
--------------------------                  --------------------------------
COMMON STOCK, $5 PAR VALUE                          1,484,926 SHARES
--------------------------                  --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1997 are incorporated by reference into Part III hereof.

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

            Services
            --------
            Roanoke Gas Company and its subsidiaries (together "Company") maintain an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.0 percent of the Company's customers are residential, approximately 9.9 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who purchase approximately 24 percent of the Company's total annual sales volume under the Company's interruptible tariff and transportation gas services.

            The Company's natural gas distribution business accounted for 92 percent of the total revenues generated by the Company in fiscal

            1996, and 91 percent and 92 percent of the Company's total revenues in fiscals 1995 and 1994, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, however, regulatory changes at the federal level and excess supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

------      --------

            Services (continued)
            --------
            The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by the Company is used for heating. For the fiscal year ended September 30, 1996, more than 54 percent of the Company's total MCF of natural gas sales were made in the four-month period of December through March. Retail gas sales for fiscal 1996 were 11,169,948 MCF, as compared to 9,961,877 MCF and 10,267,038 MCF in fiscals 1995 and 1994, respectively. The Company's actual heating degree days in fiscal 1996 were approximately 111 percent of normal, as compared with approximately 90 percent of normal in fiscal 1995 and approximately 104 percent of normal in fiscal 1994.

            In prior years, the Company and its public service subsidiaries sold and installed gas appliances and parts and offered servicing of such appliances. These unregulated activities did not contribute materially to the Company's consolidated gross revenues. Management's analysis during 1995 indicated that it is more cost effective to outsource gas appliance sales. Accordingly, the Company discontinued general merchandising operations during the fourth quarter of fiscal 1995.

            The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) obtaining adequate rate relief from regulatory authorities on a timely basis; (ii) earning on a consistent basis an adequate return on invested capital;
            (iii) increasing expenses and labor costs and availability;
            (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) some uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; and (vii) general economic conditions both locally and nationally. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues and gross margin. Management of the Company believes that the Company has the resources to deal successfully with these and other issues.

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

------      --------

            Suppliers (continued)
            ---------

            The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term supply agreements to cover the majority of its firm transportation needs. Long-term suppliers currently include Amoco Energy Trading, Ashland Exploration, Coastal Gas Marketing, Columbia Energy Services, L,G&E Natural Gas and Panenergy Trading Company. The Company has also entered into six short-term contracts with five natural gas suppliers to purchase approximately 4,222,000 DTH of natural gas at varying prices during the period October 1, 1996 through September 30, 1997.

            With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of as much as 40 percent. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for extensive storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Storage Company, with a combined total of 2,617,761 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 1996 storage injections using spot market supply. This increased storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly-variable, weather-sensitive customer consumption patterns. In addition, the Company participates in pipeline capacity release programs to further minimize the cost of firm service to its customers by reselling pipeline capacity not needed during the warmer months.

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

            Highland has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 1996, Highland has two short-term contracts with propane suppliers for the purchase of 1,040,000 gallons of propane at varying prices per gallon during the period October 1, 1996 through September 30, 1997. Management believes these storage and purchase contracts will help control the effects of wholesale price swings during peak sales months and provide added supply security.

------      --------

            Suppliers (continued)
            ---------
            In addition to storage contracts, Highland Propane - Roanoke has three storage facilities, providing a combined total storage of 150,000 gallons, and Highland Propane - Bluefield has two storage facilities, providing a combined total storage of 114,000 gallons. Management believes its propane supply strategies have made Highland well positioned to provide an adequate propane supply to current customers and allow for future customer growth.

            Competition
            -----------
            The Company competes with other energy sources such as fuel oil, electricity and coal. Competition is intense among the competing energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to residual and other fuel oils.

            Roanoke Gas and Commonwealth currently hold the only franchises and/or certificates of public convenience and necessity to distribute natural gas in their respective Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards.

            In July 1996, Roanoke Gas and the City of Roanoke signed a new multi-year franchise agreement. This new agreement, which was effective January 1, 1996, has a 20-year term. In addition, Roanoke Gas signed new multi-year franchise agreements with the City of Salem and the Town of Vinton in July 1996. The new agreements, which were also effective January 1, 1996, have 20-year terms.

            Bluefield Gas Company holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of 30 years from August 23, 1979.

            Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

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

------      --------
            Supervision and Regulation (continued)
            --------------------------
            Roanoke Gas' and its public service subsidiaries' Virginia and West Virginia operations are further supervised by municipalities and localities which grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

            Both Roanoke Gas and Bluefield operated manufactured gas plants
            (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through Roanoke Gas' and Bluefield's pipeline systems to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas MGP site. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the Virginia Commission related to environmental matters at other companies, Roanoke Gas believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between Bluefield and the West Virginia Commission recognizes Bluefield's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position.

            Employees
            ---------
            At September 30, 1996, the Company had 153 full-time employees. As of that date, approximately 37 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with the Company. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 1994. That agreement will expire on July 31, 1997. The Company considers its employee relations to be satisfactory.

Item 2.     Properties.
------      ----------
            Roanoke Gas owns and operates five metering stations through which it measures and regulates the gas being delivered by its suppliers. The location and physical description of the properties are as follows:

            Plantation Station - Parcel on Virginia Highway #601 near point of intersection of Hershberger Road (Rt. 623) and Rt. 601 - 1.590 acres.

------      ----------
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

            Highland Propane - Roanoke owns and operates four storage facilities. A facility at Thirlane Road, N.W. in Roanoke consists of two 30,000 gallon tanks. A second facility at Fort Chiswell, Virginia consists of two 30,000 gallon tanks. The third facility is located on the property of Consolidated Glass in Galax, Virginia and consists of one 30,000 gallon tank. The fourth storage facility is located in Craig County, Virginia, near the town of New Castle, and also consists of one 30,000 gallon tank.

            The Company considers present properties adequate. Additional distribution lines will be constructed as communities develop.

Item 3.     Legal Proceedings.
------      -----------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
------      ---------------------------------------------------
            There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1996.

            Executive Officers of the Registrant
            ------------------------------------
            Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1997.

            The names, ages and positions of all of the executive officers of Roanoke Gas as of September 30, 1996 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

            Previous and present duties and responsibilities:

                                          Position and Business
   Name and Age                         Experience for Past Five Years
---------------------------  ---------------------------------------------------------
Frank A. Farmer, Jr., 64        January 1991 to present         Director, President
                                                                  and Chief Executive
                                                                  Officer

                                January 1983 to January 1991    Director and Senior
                                                                  Vice President -
                                                                  Operations and
                                                                  Planning

Roger L. Baumgardner, 54        January 1986 to present         Vice President,
                                                                  Secretary and
                                                                  Treasurer

Arthur L. Pendleton, 45         January 1991 to present         Vice President -
                                                                  Operations

                                January 1987 to January 1991    Assistant Vice
                                                                  President and Chief
                                                                  Engineer

John B. Williamson, III, 42     January 1993 to present         Vice President -
                                                                  Rates and Finance

                                April 1992 to January 1993      Director of Rates and
                                                                  Finance

                                Prior to April 1992             County Administrator
                                                                  of Botetourt County,
                                                                  Virginia

J. David Anderson, 49           January 1986 to present         Assistant Secretary
                                                                  and Assistant
                                                                  Treasurer
/TABLE

                                    PART II
                                    -------
Item 5.     Market for Registrant's Common Equity and Related Stockholder
------      -------------------------------------------------------------
            Matters.
            -------
            The information set forth under the caption "Market Price and Dividend Information" on page 6 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6.     Selected Financial Data.
------      -----------------------
            The information set forth under the caption "Selected Financial Data" on page 7 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations.
            ---------------------
            The information set forth under the captions "Review of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------
            The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 13 through 30 of the 1996 Annual Report to Stockholders are incorporated herein by reference:

            1. Independent Auditors' Report

            2. Consolidated Balance Sheets as of September 30, 1996 and 1995

            3. Consolidated Statements of Earnings for the Years Ended
                  September 30, 1996, 1995 and 1994

            4. Consolidated Statements of Stockholders' Equity for the Years
                  Ended September 30, 1996, 1995 and 1994

            5. Consolidated Statements of Cash Flows for the Years Ended
                  September 30, 1996, 1995 and 1994

            6. Notes to Consolidated Financial Statements as of September 30,
                  1996 and 1995 and Years Ended September 30, 1996, 1995
                  and 1994

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure.
            --------------------
            Not applicable.

                                   PART III
                                   --------
Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------
            For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" at pages 4 and 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1997, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1997, is incorporated herein by reference.

Item 11.    Executive Compensation.
-------     ----------------------
            The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Performance Graph" at pages 6 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1997, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------
            The information pertaining to stockholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Voting Securities" and "Security Ownership of Management" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1997, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------
            The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1997, is incorporated herein by reference.

                                    PART IV
                                    -------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
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

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

                  3. Exhibits to this Form 10-K are as follows:

              Exhibit No.  Description
              ----------   -----------
                3 (a)      Articles of Incorporation, as amended, of Roanoke
                           Gas Company (incorporated herein by reference to Exhibit 19 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

                3 (b)      Bylaws, as amended, of Roanoke Gas Company

                4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value
                           (incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                4 (b) Article I of the Bylaws of Roanoke Gas Company (incorporated herein by reference to Exhibit 19 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

                4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10(a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10(b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No.  Description
              ----------   -----------
                10(d)      SIT Service Agreement between Columbia Gas
                           Transmission Corporation and Roanoke Gas Company
                           dated November 30, 1993 (incorporated herein by
                           reference to Exhibit 10(d) of the Annual Report on
                           Form 10-K for the fiscal year ended September 30,
                           1994)

                10(e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10(j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
-------     -----------------------------------------------------------
            8-K. (continued)
            ---
              Exhibit No.  Description
              ----------   -----------
                10(k)      Gas Transportation Agreement, for use under FT-A
                           rate schedule, between Tennessee Gas Pipeline
                           Company and Roanoke Gas Company dated November 1,
                           1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10(l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10(m) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10(n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                           1994)

                10(o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

              Exhibit No.  Description
              ----------   -----------
                10(q)      Certificate of Public Convenience and Necessity
                           for Botetourt County dated August 30, 1966
                           (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29,
                           1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on
                           Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement
                           No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10(v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

              Exhibit No.  Description
              ----------   -----------
                10(w)      Resolution of the Council for the Town of
                           Fincastle, Virginia dated June 8, 1970
                           (incorporated herein by reference to Exhibit 10(f)
                           of Registration Statement No. 33-11383, on
                           Form S-4, filed with the Commission on January 16,
                           1987)

                10(x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on
                           Form S-4, filed with the Commission on January 16,
                           1987)

                10(y)* Consulting Agreement between Albert W. Buckley and Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to
                           Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                10(z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to
                           Exhibit 10(c)(c) of Registration Statement
                           No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10 (a) (a)    Contract between Roanoke Gas Company and
                           Diversified Energy Services, Inc. dated
                           December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration
                           Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10 (b) (b)    Service Agreement between Bluefield Gas Company
                           and Commonwealth Public Service Corporation dated
                           January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement
                           No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10(c) (c)*    Retirement Payment Agreement between Arthur T.
                           Ellett and Roanoke Gas Company dated April 6, 1972
                           (incorporated herein by reference to Exhibit
                           10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

              Exhibit No.  Description
              ----------   -----------
             10(d) (d)*    Consulting Services Agreement between Edward C.
                           Dunbar and Roanoke Gas Company dated February 25,
                           1991 (incorporated herein by reference to Exhibit
                           10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

             10(e) (e)*    Consultation Contract between Gordon C. Willis and
                           Roanoke Gas Company dated April 29, 1991
                           (incorporated herein by reference to
                           Exhibit 10(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

             10 (f) (f)    Gas Storage Contract under rate schedule FS
                           (Market Area) Portland between Tennessee Gas
                           Pipeline Company and Roanoke Gas Company dated
                           November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form
                           10-K for the fiscal year ended September 30, 1994)

             10 (g) (g)    FTS Service Agreement between Columbia Gas
                           Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended
                           September 30, 1994)

             10 (h) (h)    ITS Service Agreement between Columbia Gas
                           Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended
                           September 30, 1994)

             10 (i) (i)    FSS Service Agreement between Columbia Gas
                           Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended
                           September 30, 1994)

             10 (j) (j)    SST Service Agreement between Columbia Gas
                           Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended
                           September 30, 1994)

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

              Exhibit No.  Description
              ----------   -----------
             10 (k) (k)    FTS-1 Service Agreement between Columbia Gulf
                           Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended
                           September 30, 1994)

             10(l) (l)*    Roanoke Gas Company Key Employee Stock Option Plan
                           (incorporated herein by reference to Exhibit
                           10(q)(q) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1995)

             10(m) (m)*    Roanoke Gas Company Stock Bonus Plan (incorporated
                           herein by reference to Exhibit 10(r)(r) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1995)

             10 (n) (n)    Gas Franchise Agreement between the Town of
                           Vinton, Virginia, and Roanoke Gas Company dated
                           July 2, 1996

             10 (o) (o)    Gas Franchise Agreement between the City of Salem,
                           Virginia, and Roanoke Gas Company dated July 9,
                           1996

             10 (p) (p)    Gas Franchise Agreement between the City of
                           Roanoke, Virginia, and Roanoke Gas Company dated
                           July 12, 1996

                 13 1996 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                 21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                 23        Accountants' Consent

                 27        Financial Data Schedule
         ________________

              *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------
            (continued)

                Exhibit No.   Description
                ----------    -----------
            (b) Reports on Form 8-K:

                None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            ROANOKE GAS COMPANY





            By: /s/ Roger L. Baumgardner              12/19/96
                ------------------------              --------
                Roger L. Baumgardner                    Date
                Vice President, Secretary and
                  Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/F. A. Farmer, Jr.        12/17/96   President, Chief Executive Officer and
-----------------------------------
Frank A. Farmer, Jr.         Date       Director


/s/John B. Williamson, III  12/17/96   Vice President - Rates and Finance
------------------------------------
John B. Williamson, III      Date       (Principal Financial Officer)


/s/Roger L. Baumgardner     12/17/96   Vice President, Secretary and
------------------------------------
Roger L. Baumgardner        Date        Treasurer (Principal Accounting
                                        Officer)

/s/Lynn D. Avis             12/17/96   Director
------------------------------------
Lynn D. Avis                Date


/s/Abney S. Boxley, III     12/18/96   Director
------------------------------------
Abney S. Boxley, III        Date


/s/Frank T. Ellett          12/18/96   Director
------------------------------------
Frank T. Ellett             Date


/s/Wilbur L. Hazlegrove     12/18/96   Director
------------------------------------
Wilbur L. Hazlegrove        Date

                                       Director
------------------------------------
W. Bolling Izard            Date


/s/J. Allen Layman          12/18/96   Director
------------------------------------
J. Allen Layman             Date


/s/John H. Parrott          12/17/96   Director
------------------------------------
John H. Parrott             Date


/s/Thomas L. Robertson      12/18/96   Director
------------------------------------
Thomas L. Robertson         Date

                                       Director
------------------------------------
S. Frank Smith              Date

                               INDEX TO EXHIBITS
                               -----------------
Exhibit No.    Description                                        Page
----------     -----------                                        ----
  3 (a)        Articles of Incorporation, as amended, of
               Roanoke Gas Company (incorporated herein by reference to Exhibit 19 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

  3 (b)        Bylaws, as amended, of Roanoke Gas Company         29

  4 (a)        Specimen copy of certificate for Roanoke Gas
               Company common stock, $5.00 par value
               (incorporated herein by reference to Exhibit
               4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

  4 (b)        Article I of the Bylaws of Roanoke Gas Company
               (incorporated herein by reference to Exhibit 19 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

  4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference
               Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

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

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
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

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
  10 (n)       Gas Storage Contract under rate schedule FS
               (Production Area) Bear Creek I between
               Tennessee Gas Pipeline Company and Roanoke Gas
               Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

  10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
               1990)

  10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to
               Exhibit 10(p) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to
               Exhibit 10(q) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to
               Exhibit 10(r) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to
               Exhibit 10(s) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
  10 (t)       Certificate of Public Convenience and Necessity
               for Franklin County dated September 8, 1964
               (incorporated herein by reference to
               Exhibit 10(t) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to
               Exhibit 10(v) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970
               (incorporated herein by reference to
               Exhibit 10(f) of Registration Statement
               No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

  10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968
               (incorporated herein by reference to
               Exhibit 10(g) of Registration Statement
               No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

  10 (y)* Consulting Agreement between Albert W. Buckley and Roanoke Gas Company dated February 20, 1992
               (incorporated herein by reference to
               Exhibit 10(b)(b) of the Annual Report on
               Form 10-K for the fiscal year ended
               September 30, 1992)

  10 (z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to
               Exhibit 10(c)(c) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
  10 (a) (a)   Contract between Roanoke Gas Company and
               Diversified Energy Services, Inc. dated
               December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration
               Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (b) (b)   Service Agreement between Bluefield Gas Company
               and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration
               Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (c) (c)*  Retirement Payment Agreement between Arthur T.
               Ellett and Roanoke Gas Company dated April 6, 1972 (incorporated herein by reference to Exhibit 10(g)(g) of Registration Statement
               No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

  10 (d) (d)*  Consulting Services Agreement between Edward C.
               Dunbar and Roanoke Gas Company dated
               February 25, 1991 (incorporated herein by reference to Exhibit 10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

  10 (e) (e)*  Consultation Contract between Gordon C. Willis and Roanoke Gas Company dated April 29, 1991
               (incorporated herein by reference to
               Exhibit 10(i)(i) of the Annual Report on
               Form 10-K for the fiscal year ended
               September 30, 1991)

  10 (f) (f)   Gas Storage Contract under rate schedule FS
               (Market Area) Portland between Tennessee Gas
               Pipeline Company and Roanoke Gas Company dated
               November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual
               Report on Form 10-K for the fiscal year ended
               September 30, 1994)

  10 (g) (g)   FTS Service Agreement between Columbia Gas
               Transmission Corporation and Bluefield Gas
               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
  10 (h) (h)   ITS Service Agreement between Columbia Gas
               Transmission Corporation and Bluefield Gas
               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

  10 (i) (i)   FSS Service Agreement between Columbia Gas
               Transmission Corporation and Bluefield Gas
               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

  10 (j) (j)   SST Service Agreement between Columbia Gas
               Transmission Corporation and Bluefield Gas
               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

  10 (k) (k)   FTS-1 Service Agreement between Columbia Gulf
               Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual
               Report on Form 10-K for the fiscal year ended
               September 30, 1994)

  10 (l) (l)*  Roanoke Gas Company Key Employee Stock Option
               Plan (incorporated herein by reference to Exhibit 10(q)(q) of the Annual Report on
               Form 10-K for the fiscal year ended
               September 30, 1995)

  10 (m) (m)*  Roanoke Gas Company Stock Bonus Plan
               (incorporated herein by reference to
               Exhibit 10(r)(r) of the Annual Report on
               Form 10-K for the fiscal year ended
               September 30, 1995)

  10 (n) (n)   Gas Franchise Agreement between the Town of
               Vinton, Virginia, and Roanoke Gas Company dated
               July 2, 1996                                       41

  10 (o) (o)   Gas Franchise Agreement between the City of
               Salem, Virginia, and Roanoke Gas Company dated
               July 9, 1996                                       46

  10 (p) (p)   Gas Franchise Agreement between the City of
               Roanoke, Virginia, and Roanoke Gas Company
               dated July 12, 1996                                50

  13           1996 Annual Report to Stockholders (such
               report, except to the extent incorporated
               herein by reference, is being furnished for the
               information of the Commission only and is not
               to be deemed filed as part of this Report on
               Form 10-K)                                         55

Exhibit No.    Description (continued)                            Page
----------     -----------                                        ----
  21           Subsidiaries of the Company (incorporated
               herein by reference to Exhibit (22) of
               Registration Statement No. 33-36605, on
               Form S-2, filed with the Commission on
               August 29, 1990, and amended by Amendment
               No. 1, filed with the Commission on
               September 19, 1990)

  23           Accountants' Consent                               92

  27           Financial Data Schedule                            94

  ________________

  *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).