Form 10-Q
period 1996-12-31
ROANOKE GAS CO
filed 1997-02-13
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       December 31, 1996
                        -----------------

Commission File No.     0-367
                        -----------------

                             ROANOKE GAS COMPANY
      -----------------------------------------------------------------
           (Exact name of Registrant as Specified in its Charter)

                  VIRGINIA                            54-0359895
      -----------------------------------------------------------------
            (State or Other Jurisdiction of        (I.R.S. Employer
            Incorporation or Organization)         Identification No.)

            519 Kimball Ave., N.E., Roanoke, VA             24016
      -----------------------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

                               (540) 983-3800
      ----------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

                                    None
      ----------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X      No
                                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                      Outstanding at December 31, 1996
       --------------------------          --------------------------------
       Common Stock, $5 Par Value                1,484,926 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
UNAUDITED
---------
                                                      December 31,  September 30,
                                                          1996          1996
                                                      ------------  -------------
ASSETS
------
UTILITY PLANT:
Utility Plant in Service                               $61,873,751   $60,454,905
Accumulated Depreciation                                21,249,090    20,822,398
                                                       -----------   -----------
Utility Plant in Service, Net                           40,624,661    39,632,507
Construction Work-In-Progress                            1,143,572     1,277,999
                                                       -----------   -----------
Utility Plant, Net                                      41,768,233    40,910,506
                                                       -----------   -----------

NONUTILITY PROPERTY:
Propane                                                  5,273,144     4,403,630
Accumulated Depreciation                                 2,195,394     2,070,405
                                                       -----------   -----------
Nonutility Property, Net                                 3,077,750     2,333,225
                                                       -----------   -----------
CURRENT ASSETS:
Cash and Cash Equivalents                                  189,061       633,322
Accounts Receivable - (Less Allowance
  for Uncollectibles of $555,970
  and $279,316, Respectively)                           13,827,416     3,857,407
Inventories                                              6,503,390     7,402,586
Prepaid Income Taxes                                         -           297,521
Deferred Income Taxes                                      867,728       379,356
Purchased Gas Adjustments                                  778,396     1,782,590
Other                                                      644,183       479,926
                                                       -----------   -----------
Total Current Assets                                    22,810,174    14,832,708
                                                       -----------   -----------

OTHER ASSETS                                               724,604       844,660
                                                       -----------   -----------

TOTAL                                                  $68,380,761   $58,921,099
                                                       ===========   ===========


See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
UNAUDITED
---------                                             December 31,  September 30,
                                                          1996          1996
                                                      ------------  -------------
LIABILITIES
-----------
CAPITALIZATION:
Stockholders' Equity:
  Common Stock - Par Value $5; Authorized,
  3,000,000 Shares; Issued and Outstanding
  1,484,926 and 1,475,843 Shares, Respectively         $ 7,424,630   $ 7,379,215
  Capital in Excess of Par Value                         4,761,070     4,647,163
  Retained Earnings                                      7,893,154     6,948,623
                                                       -----------   -----------
Total Stockholders' Equity                              20,078,854    18,975,001

Long-Term Debt (Less Current Maturities)                20,200,973    20,222,124
                                                       -----------   -----------
Total Capitalization                                    40,279,827    39,197,125
                                                       -----------   -----------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                       682,587       669,423
Notes Payable                                           10,514,000     6,652,500
Dividends Payable                                          386,746       376,795
Accounts Payable                                         8,699,893     4,931,467
Income Taxes Payable                                       914,884         -
Customers' Deposits                                        472,691       362,384
Accrued Expenses                                         2,895,968     3,214,953
Refunds From Suppliers - Due Customers                       -            23,865
                                                       -----------   -----------
Total Current Liabilities                               24,566,769    16,231,387
                                                       -----------   -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                    3,011,794     2,960,795
Deferred Investment Tax Credits                            522,371       531,792
                                                       -----------   -----------
Total Deferred Credits and Other Liabilities             3,534,165     3,492,587
                                                       -----------   -----------

TOTAL                                                  $68,380,761   $58,921,099
                                                       ===========   ===========

Roanoke Gas Company and Subsidiaries
------------------------------------
Condensed Consolidated Statements Of Earnings For The Three Month Periods
Ended December 31, 1996 and 1995
Unaudited
---------
                                                          Three Months Ended
                                                             December 31,
                                                          1996          1995
                                                      ------------  -------------
OPERATING REVENUES:
  Gas utilities                                       $19,827,967   $16,283,931
  Propane operations                                    2,584,457     1,709,828
                                                      -----------   -----------
Total operating revenues                               22,412,424    17,993,759
                                                      -----------   -----------
COST OF GAS:
  Gas utilities                                        13,956,481    10,382,425
  Propane operations                                    1,559,831       816,143
                                                      -----------   -----------
Total cost of gas                                      15,516,312    11,198,568
                                                      -----------   -----------
OPERATING MARGIN                                        6,896,112     6,795,191
                                                      -----------   -----------
OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                                    1,973,081     1,899,760
    Maintenance                                           367,142       431,149
    Taxes - general                                       740,789       676,163
    Taxes - income                                        566,452       647,764
    Depreciation and amortization                         633,782       584,311
  Propane operations (including taxes -
    income of $147,180 and $129,982
    respectively)                                         774,336       690,543
                                                      -----------   -----------
Total other operating expenses                          5,055,582     4,929,690
                                                      -----------   -----------
OPERATING EARNINGS                                      1,840,530     1,865,501
                                                      -----------   -----------
OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Interest Income                                         7,071         -
    Merchandising and jobbing, net                         39,914        23,645
    Other deductions                                      (18,998)      (19,774)
    Taxes - income                                        (10,693)       (1,518)
    Propane operations, net                                39,454        40,842
                                                      -----------   -----------
Total other income and deductions                          56,748        43,195
                                                      -----------   -----------
EARNINGS BEFORE INTEREST CHARGES                        1,897,278     1,908,696
                                                      -----------   -----------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                        361,317       413,795
    Other interest                                        200,366        59,474
  Propane operations                                        4,319           655
                                                      -----------   -----------
Total interest charges                                    566,002       473,924
                                                      -----------   -----------
NET EARNINGS                                          $ 1,331,276   $ 1,434,772
                                                      ===========   ===========
EARNINGS PER COMMON SHARE                             $      0.90   $      1.00
                                                      ===========   ===========
CASH DIVIDENDS PER SHARE                              $     0.260   $     0.255
                                                      ===========   ===========

See consolidated notes to condensed consolidated financial statements.

Roanoke Gas Company And Subsidiaries
------------------------------------
Condensed Consolidated Statements Of Cash Flows For The Three-Month Periods
Ended December 31, 1996 and 1995
Unaudited                                                 Three Months Ended
---------                                                    December 31
                                                          1996          1995
                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 1,331,276   $ 1,434,772
Adjustments to reconcile net earnings to net cash
  used in operating activities:
    Depreciation and amortization                         793,667       709,021
    (Gain) loss from disposal of property                  (1,831)          245
    Changes in assets and liabilities which used
      cash, exclusive of changes and noncash
      transactions shown separately                    (3,809,326)   (3,244,495)
                                                      -----------   -----------
        Net cash used in operating activities          (1,686,214)   (1,100,457)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and under
  construction and nonutility property                 (2,344,813)   (1,177,581)
Cost of removal of utility plant, net                     (58,115)      (27,750)
Proceeds from disposal of equipment                         8,841         6,752
                                                      -----------   -----------
        Net cash used in investing activities          (2,394,087)   (1,198,579)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and payments on
  obligations under capital leases                         (7,987)      (19,880)
Net borrowings under lines of credit                    3,861,500     2,739,000
Cash dividends paid                                      (376,795)     (358,743)
Proceeds from issuance of stock                           159,322       155,426
                                                      -----------   -----------
        Net cash provided by financing activities       3,636,040     2,515,803
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (444,261)      216,767

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          633,322       502,895
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   189,061   $   719,662
                                                      ===========   ===========
SUPPLEMENTAL INFORMATION:
Interest paid                                         $   717,075   $   258,710
Income taxes paid (refunded), net                         (41,690)      330,700

See condensed notes to condensed consolidated financial statements

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company and subsidiaries' consolidated financial position as of December 31, 1996 and September 30, 1996 and the results of its operations and its cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.

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

3. Net earnings per share are based on the weighted average number of shares outstanding during each period (1,481,990 and 1,439,633 for the three months ended December 31, 1996 and 1995, respectively). The calculation of weighted average shares outstanding for 1996 and 1995 does not include the effect of common stock equivalents (CSEs), since the impact of including CSEs in the weighted average shares outstanding is less than three percent.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------


Consolidated net earnings for the three months ended December 31, 1996 were $1,331,276 compared to $1,434,772 for the same period last year.

Operating revenues and operating margin increased over last year even though the current quarter had 6% fewer heating degree days than the same period a year ago. Natural gas deliveries mirrored degree days as total MCFs delivered declined 83,925 MCFs or 2.3% from last year. Firm customer volumes, which correlate more directly with temperature fluctuations, declined by 4.7 % while the interruptible volumes increased by 7.5% due to a reduction in service interruptions from last year. The decline in natural gas margins was more than offset by increases in propane deliveries. Propane deliveries for the quarter increased 419,670 gallons or nearly 23% over the same period last year. The sharp increase in propane volumes is attributable to the strong customer growth in the propane division. The number of propane customers has increased by 25% over last December's level due to an aggressive marketing campaign.

Other operations expenses increased $73,321 over the same period last year due to increased bad debt expense accruals attributable to increased billings due to the significant increase in gas cost and increased costs for performing natural gas line locations resulting from greater state regulatory requirements. Maintenance expense declined $64,007 from last year due to reductions in clearing of right-of-ways for the Company's natural gas transmission lines and the absence of corporate office renovation costs included in the same quarter last year. The transmission line clearing program was started in September this year resulting in some costs being included in the prior fiscal year. The increase in general taxes is attributable to increases in revenue sensitive taxes. Natural gas revenues increased 21.8% while general taxes increased 8.9%. Furthermore, the revenue sensitive gross receipts tax increased 20.2% over the same period last year. Depreciation expense increased due to the implementation of new depreciation rates associated with the results of a depreciation study and the addition of plant for new customers and the renewal of older existing facilities.
Propane operations increased due to greater expenses associated with delivering 23% more propane and increasing customer growth. Total interest expense increased $92,078 as the Company's total debt position rose by more than $8 million. The Company's total debt has increased due to the temporary financing of significantly higher accounts receivable, gas inventories and under collected gas costs resulting from significant increases in the cost of gas over last year.

On December 2, 1996 Roanoke Gas Company filed an expedited rate increase application for a $959,277 rate increase. The rates were placed into effect on January 1, 1997 under bond and subject to refund pending the State Corporation Commission's full review and hearing on the application. As part of the allowance of placing the rates into effect 30 days after filing, rather than waiting 150 days, Roanoke Gas Company agreed to delay filing of a proposed application for consideration of performance based ratemaking methodology until after 1997. The Company is continuing to evaluate the potential use of a performance based ratemaking plan for its Virginia natural gas operations.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------


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

The three month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1997. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Any improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months.

                         PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.
                  --------
                  Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K.
                  -------------------
                  There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ROANOKE GAS COMPANY



Date:  February 13, 1997                  By:   /s/Roger L. Baumgardner
                                                -----------------------
                                                Roger L. Baumgardner
                                                Vice President/Secretary,
                                                Treasurer and Principal
                                                Accounting Officer