Form 10-K/A
period 1995-09-30
ROANOKE GAS CO
filed 1997-04-30
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995
Commission file number  0-367

                            ROANOKE GAS COMPANY
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      Virginia                           54-0359895
_______________________________          __________________
(State or other jurisdiction of          (I.R.S.  Employer
incorporation or organization)           Identification
                                         No.)

519 Kimball Ave., N.E., Roanoke, VA      24016
---------------------------------------  ------------------
(Address of principal executive offices) (Zip Code)

Registrant' telephone number, including area code  (540) 983-3800

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 15,
1995.                                   $22,723,265
                                        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                  Outstanding at December 15, 1995
----------------------       ---------------------------------
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

ROANOKE GAS COMPANY




By:   /s/ Roger L. Baumgardner               4/28/97
      ------------------------------     -----------------------
      Roger L. Baumgardner                    Date
      Vice President, Secretary and
      Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Frank A. Farmer, Jr.     4/28/97     President, Chief Executive Officer
---------------------------------------  Director
Frank A. Farmer, Jr.         Date


/s/ John B. Williamson, III  4/28/97     Vice President - Rates and Finance
---------------------------------------  (Principal Financial Officer)
John B. Williamson, III      Date


/s/ Roger L. Baumgardner     4/28/97     Vice President, Secretary and
---------------------------------------  Treasurer (Principal Accounting
Roger L. Baumgardner         Date        Officer)


/s/ Lynn D. Avis             4/28/97     Director
---------------------------------------
Lynn D. Avis                 Date

/s/Abney S. Boxley, III      4/28/97     Director
---------------------------------------
Abney S. Boxley, III         Date


/s/ Frank T. Ellett          4/28/97     Director
---------------------------------------
Frank T. Ellett              Date


/s/ Wilbur L. Hazlegrove     4/28/97     Director
---------------------------------------
Wilbur L. Hazlegrove         Date


                                         Director
---------------------------------------
W. Bolling Izard             Date


/s/ J. Allen Layman          4/28/97     Director
---------------------------------------
J. Allen Layman              Date


/s/ John H. Parrott          4/28/97     Director
---------------------------------------
John H. Parrott              Date

/s/ Thomas L. Robertson      4/28/97     Director
---------------------------------------
Thomas L. Robertson          Date


/s/ S. Frank Smith           4/28/97     Director
---------------------------------------
S. Frank Smith               Date

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

         Exhibit No.      Description (continued)                         Page
         ----------       -----------                                     ----
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

         Exhibit No.      Description (continued)                         Page
         ----------       -----------                                     ----
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

         Exhibit No.      Description (continued)                         Page
         ----------       -----------                                     ----
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
                          Form 10-K for the fiscal year ended
                          September 30, 1994)

         Exhibit No.      Description (continued)                         Page
         ----------       -----------                                     ----
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