Form 10-K/A
period 1996-09-30
ROANOKE GAS CO
filed 1997-04-30
CIK 84279

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





            By: /s/ Roger L. Baumgardner               4/28/97
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

/s/F. A. Farmer, Jr.         4/28/97    President, Chief Executive Officer
-----------------------------------
Frank A. Farmer, Jr.         Date       and Director


/s/John B. Williamson, III   4/28/97   Vice President - Rates and Finance
------------------------------------
John B. Williamson, III      Date       (Principal Financial Officer)


/s/Roger L. Baumgardner      4/28/97   Vice President, Secretary and
------------------------------------
Roger L. Baumgardner        Date        Treasurer (Principal Accounting
                                        Officer)

/s/Lynn D. Avis              4/28/97   Director
------------------------------------
Lynn D. Avis                Date

/s/Abney S. Boxley, III      4/28/97   Director
------------------------------------
Abney S. Boxley, III        Date


/s/Frank T. Ellett           4/28/97   Director
------------------------------------
Frank T. Ellett             Date


/s/Wilbur L. Hazlegrove      4/28/97   Director
------------------------------------
Wilbur L. Hazlegrove        Date

                                       Director
------------------------------------
W. Bolling Izard            Date


/s/J. Allen Layman           4/28/97   Director
------------------------------------
J. Allen Layman             Date


/s/John H. Parrott           4/28/97   Director
------------------------------------
John H. Parrott             Date


/s/Thomas L. Robertson       4/28/97   Director
------------------------------------
Thomas L. Robertson         Date

/s/S. Frank Smith            4/28/97   Director
------------------------------------
S. Frank Smith              Date

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