Form 10-Q
period 1997-03-31
ROANOKE GAS CO
filed 1997-05-08
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1997
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

                               (540) 983-3800
      -----------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

                                    None
      -----------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
            Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes    X     No
                                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                      Outstanding at March 31, 1997
       --------------------------          --------------------------------
       Common Stock, $5 Par Value                1,503,040 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

UNAUDITED
---------

                                                  March 31,     September 30,
                                                    1997            1996
                                                  --------     -------------
ASSETS
------
UTILITY PLANT:
Utility Plant in Service                        $63,011,639      $60,454,905
Accumulated Depreciation                         21,684,307       20,822,398
                                                -----------      -----------
Utility Plant in Service, Net                    41,327,332       39,632,507
Construction Work-In-Progress                     1,336,296        1,277,999
                                                -----------      -----------
Utility Plant, Net                               42,663,628       40,910,506
                                                -----------      -----------

NONUTILITY PROPERTY:
Propane                                           6,018,626        4,403,630
Accumulated Depreciation                          2,297,660        2,070,405
                                                -----------      -----------
Nonutility Property, Net                          3,720,966        2,333,225
                                                -----------      -----------
CURRENT ASSETS:
Cash and Cash Equivalents                           167,310          633,322
Accounts Receivable - (Less Allowance
  for Uncollectibles of $885,388,
  and $279,316, Respectively)                    11,376,471        3,857,407
Inventories                                       3,178,698        7,402,586
Prepaid Income Taxes                                      -          297,521
Deferred Income Taxes                             1,584,328          379,356
Purchased Gas Adjustments                                 -        1,782,590
Other                                               662,914          479,926
                                                -----------      -----------
Total Current Assets                             16,969,721       14,832,708
                                                -----------      -----------

OTHER ASSETS                                        723,546          844,660
                                                -----------      -----------

TOTAL                                           $64,077,861      $58,921,099
                                                ===========      ===========

See consolidated notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

UNAUDITED
---------
                                                  March 31,     September 30,
                                                    1997            1996
                                                  --------     -------------
LIABILITIES
-----------
CAPITALIZATION:
Stockholders' Equity:
  Common Stock - Par Value $5; Authorized,
    3,000,000 Shares; Issued and Outstanding
    1,503,040 and 1,475,843 Shares,
    Respectively                                $ 7,515,200      $ 7,379,215
  Capital in Excess of Par Value                  4,985,404        4,647,163
  Retained Earnings                               9,333,553        6,948,623
                                                -----------      -----------
Total Stockholders' Equity                       21,834,157       18,975,001

Long-Term Debt (Less Current Maturities)         19,858,146       20,222,124
                                                -----------      -----------

Total Capitalization                             41,692,303       39,197,125
                                                -----------      -----------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                673,501          669,423
Notes Payable                                     6,775,000        6,652,500
Dividends Payable                                   391,357          376,795
Accounts Payable                                  3,857,047        4,931,467
Income Taxes Payable                              1,658,821                -
Customers' Deposits                                 491,403          362,384
Accrued Expenses                                  3,927,502        3,214,953
Refunds From Suppliers - Due Customers                    -           23,865
Purchased gas adjustments                         1,051,712                -
                                                -----------      -----------

Total Current Liabilities                        18,826,343       16,231,387
                                                -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                             3,046,264        2,960,795
Deferred Investment Tax Credits                     512,951          531,792
                                                -----------      -----------

Total Deferred Credits and Other Liabilities      3,559,215        3,492,587
                                                -----------      -----------


TOTAL                                           $64,077,861      $58,921,099
                                                ===========      ===========

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE MONTH AND SIX MONTH PERIODS
ENDED MARCH 31, 1997 AND 1996
---------------------------------------------------------------------------------------

UNAUDITED
---------
                                                   Three Months Ended              Six Months Ended
                                                        March 31,                     March 31,
                                                  1997            1996           1997           1996
                                            -----------------------------  ----------------------------
OPERATING REVENUES:
  Gas utilities                               $21,796,469    $27,129,480     $41,624,436   $43,413,411
  Propane operations                            2,784,314      2,495,910       5,368,771     4,205,738
                                              -----------    -----------     -----------   -----------
Total operating revenues                       24,580,783     29,625,390      46,993,207    47,619,149
                                              -----------    -----------     -----------   -----------
COST OF GAS:
  Gas utilities                                15,047,006     20,018,797      29,003,487    30,401,222
  Propane operations                            1,420,611      1,355,634       2,980,442     2,171,777
                                              -----------    -----------     -----------   -----------
Total cost of gas                              16,467,617     21,374,431      31,983,929    32,572,999
                                              -----------    -----------     -----------   -----------
OPERATING MARGIN                                8,113,166      8,250,959      15,009,278    15,046,150
                                              -----------    -----------     -----------   -----------
OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                            2,160,397      2,238,246       4,133,478     4,138,006
    Maintenance                                   385,473        456,357         752,615       887,506
    Taxes - general                               816,095        840,805       1,556,884     1,516,968
    Taxes - income                                749,574        888,243       1,316,026     1,536,007
    Depreciation and amortization                 656,430        585,113       1,290,212     1,169,424
  Propane operations (including taxes -
    income of $252,299 $169,251, $399,479
    and $299,233 respectively                     950,198        829,446       1,724,534     1,519,989
                                              -----------    -----------     -----------   -----------
Total other operating expenses                  5,718,167      5,838,210      10,773,749    10,767,900
                                              -----------    -----------     -----------   -----------
OPERATING EARNINGS                              2,394,999      2,412,749       4,235,529     4,278,250
                                              -----------    -----------     -----------   -----------
OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Interest Income                                     0            244           7,071           244
    Merchandising and jobbing, net                 23,415         38,003          63,329        61,648
    Other deductions                              (18,243)       (29,776)        (37,241)      (49,550)
    Taxes - income                                 (1,701)        (3,129)        (12,394)       (4,647)
  Propane operations, net                          31,320          6,567          70,774        47,409
                                              -----------    -----------     -----------   -----------
Total other income and deductions                  34,791         11,909          91,539        55,104
                                              -----------    -----------     -----------   -----------
Earnings before interest charges                2,429,790      2,424,658       4,327,068     4,333,354
                                              -----------    -----------     -----------   -----------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                471,734        411,987         833,051       825,782
    Other interest                                107,750         57,816         308,116       117,290
  Propane operations                               18,550            599          22,869         1,254
                                              -----------    -----------     -----------   -----------
Total interest charges                            598,034        470,402       1,164,036       944,326
                                              -----------    -----------     -----------   -----------
NET EARNINGS                                  $ 1,831,756    $ 1,954,256     $ 3,163,032   $ 3,389,028
                                              ===========    ===========     ===========   ===========
EARNINGS PER COMMON SHARE                           $1.22          $1.35           $2.12         $2.35
                                              ===========    ===========     ===========   ===========
CASH DIVIDENDS PER SHARE                           $0.260         $0.255          $0.520        $0.510
                                              ===========    ===========     ===========   ===========

See consolidated notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE MONTH AND SIX MONTH PERIODS
ENDED MARCH 31, 1997 AND 1996
---------------------------------------------------------------------------------------

UNAUDITED
---------
                                                   Three Months Ended              Six Months Ended
                                                        March 31,                     March 31,
                                                  1997            1996           1997           1996
                                            -----------------------------  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $1,831,756     $1,954,256      $3,163,032    $3,389,028
Adjustments to reconcile net earnings to
  net cash used in operating activities:
    Depreciation and amortization                 819,028        710,070       1,612,695     1,419,091
    (Gain) loss from disposal of property          (2,338)           343          (4,169)          588
    Changes in assets and liabilities which
      used cash, exclusive of changes and
      noncash transactions shown separately     3,847,858        573,840          38,532    (2,670,655)
                                              -----------    -----------     -----------   -----------
        Net cash used in operating activities   6,496,304      3,238,509       4,810,090     2,138,052
                                              -----------    -----------     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and
  under construction and nonutility property   (2,330,528)    (1,017,977)     (4,675,341)   (2,195,558)
Cost of removal of utility plant, net             (34,875)       (21,965)        (92,990)      (49,715)
Proceeds from disposal of equipment                10,103         38,942          18,944        45,694
                                              -----------    -----------     -----------   -----------
        Net cash used in investing activities  (2,355,300)    (1,001,000)     (4,749,387)   (2,199,579)
                                              -----------    -----------     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and payments on
  obligations under capital leases               (351,913)      (354,029)       (359,900)     (373,909)
Net borrowings under lines of credit           (3,739,000)    (1,859,000)        122,500       880,000
Cash dividends paid                              (386,746)      (368,721)       (763,541)     (727,464)
Proceeds from issuance of stock                   314,904        208,888         474,226       364,314
                                              -----------    -----------     -----------   -----------
        Net cash provided by (used in)
         financing activities                  (4,162,755)    (2,372,862)       (526,715)      142,941
                                              -----------    -----------     -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (21,751)      (135,353)       (466,012)       81,414

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             189,061        719,662         633,322       502,895
                                              -----------    -----------     -----------   -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $  167,310     $  584,309      $  167,310    $  584,309
                                              ===========    ===========     ===========   ===========

SUPPLEMENTAL INFORMATION:
Interest paid                                  $  317,964     $  306,391      $1,035,039    $  565,101
Income taxes paid                              $  951,590     $  531,311      $  909,900    $  862,011

See consolidated notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of March 31, 1997 and September 30, 1996 and the results of operations and its cash flows for the three months and six months ended March 31, 1997 and 1996. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.

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

3. Net earnings per share are based on the weighted average number of shares outstanding during each period (1,495,958 and 1,450,842 for the three-month periods ended March 31, 1997 and 1996, and 1,488,897 and 1,445,176 for the six-month periods ended March 31, 1997 and 1996, respectively). The calculation of weighted average shares outstanding for 1997 and 1996 does not include the effect of common stock equivalents (CSEs), since the impact of including CSEs in the weighted average shares outstanding is less than three percent.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

Consolidated net earnings for the three-month and six-month periods ended March 31, 1997 were $1,831,756 and $3,163,032 compared to $1,954,256 and
$3,389,028 for the same period last year.

Operating margin for the three months ended March 31, 1997 decreased $137,793 or 1.7 percent from the comparable period last year due to decreases in delivered gas volumes associated with a quarter that was 19.4 percent warmer than the same quarter last year. Total MCF deliveries were down 10.5 percent or 468,723 MCF with a reduction of 13.3 percent in the higher margin firm gas volumes and an increase of 7.6 percent in lower margin interruptible deliveries. The firm gas volume decline corresponds to the decrease in heating degree days for the current quarter. The interruptible volume increase is attributable to a reduction in the number and duration of service interruptions to those customers as a result of the current period's warmer weather. The magnitude of the operating margin decline from natural gas sales was mitigated by the implementation of new rates for Roanoke Gas Company placed in effect on January 1, 1997. The new rates were placed into effect under bond and subject to refund pending the issuance of a final rate order from the State Corporation Commission of Virginia. The Company has established a reserve to cover revenues subject to refund through March 31, 1997. Propane margins also served to minimize the operating margin decline despite a reduction in propane volumes delivered for the quarter. Profit margins on propane volumes more that offset a decline of 6.1 percent in propane gallons delivered for the quarter.

Other operations expenses for the current quarter declined slightly from last year's levels due to a return to normal operating costs after last year's much colder weather. The cold weather during the second quarter of last year resulted in higher costs to operate and maintain the Company's distribution system. Maintenance expenses decreased $70,884 or 15.5% due to the milder weather in the current quarter and the absence of corporate office renovation costs incurred last year. General taxes declined as a result of a reduction in revenue sensitive taxes. Depreciation expense has grown as the Company continues to add plant for new customers and renew existing facilities. Propane operations expense increased primarily due to higher income taxes resulting from higher income levels. Reductions in propane delivery costs were offset by costs attributable to increasing customer growth through marketing activities. Other income and deductions increased over last year due to greater activity in the gas marketing area. Many of our large industrial customers elected to transport gas during the current quarter and purchased their gas supply through the Company's gas marketing operation. Interest charges increased as the Company's total debt position has increased by more than $6 million over the prior year comparable period. The Company's total average debt outstanding during the current quarter increased due to the temporary financing of higher average accounts receivable balances, gas inventories and capital expenditures associated with customer growth and system renewal programs.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

For the six-month period ended March 31, 1997, operating margins were comparable to the same period last year. The 6.8 percent decline in natural gas deliveries was offset by increases associated with new natural gas rates placed into effect during the current quarter and an increase of 6.1 percent in propane deliveries. The reasons for expense fluctuations for the six-month period ended March 31, 1997 in relation to the same period last year mirror those for the current quarter as compared to the corresponding prior year quarter, as discussed in the preceding paragraphs.

On December 2, 1996, Roanoke Gas Company filed an application for general rate increase of $959,277 in additional gross revenues. On January 1, 1997, Roanoke Gas Company placed into effect new rates allowing for the additional gross revenues subject to refund. The hearing on the proposed rate increase has been scheduled for June 25, 1997. Based upon management's analysis of the Virginia State Corporation Commission's field audit conducted in March 1997, the Company believes that revenues have been fairly stated to correspond with any anticipated adjustments resulting from the issuance of a final rate order late this summer.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

Prior to October 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opining No. 25 and provide pro forma net income and pro forma net income per common share disclosures for stock option grants made subsequent to October 1, 1995 as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 for purposes of recording compensation expense in the condensed consolidated financial statements and will provide the pro forma disclosure provisions of Statement 123 in its consolidated financial statements for the year ended September 30, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement
128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS per APB Opinion No. 15 with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the consolidated income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Company is required to adopt the provisions of Statement 128 on October 1, 1997. The Company believes the adoption of Statement 128 will not have a material impact on its EPS calculations.

The six-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1997. The total revenues during the first six months reflect higher billings due to the weather sensitive nature of the gas business. As warmer weather dominates the remaining six months of the Company's fiscal year, net operating losses are normally expected for the final two quarters which will reduce the Company's net earnings for the fiscal year.

                         PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.
                  --------
                  Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K.
                  -------------------
                  There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ROANOKE GAS COMPANY



Date: May 5, 1997                         By:   /s/Roger L. Baumgardner
                                                -----------------------
                                                Roger L. Baumgardner
                                                Vice President/Secretary,
                                                Treasurer and Principal
                                                Accounting Officer