Form 10-Q
period 1997-06-30
ROANOKE GAS CO
filed 1997-08-07
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1997
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

                                             Yes    X    No
                                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                     Outstanding at June 30, 1997
       --------------------------        ----------------------------
       Common Stock, $5 Par Value              1,516,136 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

UNAUDITED
---------

                                                     June 30,            September 30,
                                                        1997                 1996
                                                    ---------            -------------
ASSETS
------
UTILITY PLANT:
Utility Plant in Service                           $64,396,186            $60,454,905
Accumulated Depreciation                            22,173,760             20,822,398
                                                    ----------             ----------

Utility Plant in Service, Net                       42,222,426             39,632,507
Construction Work-In-Progress                        1,051,369              1,277,999
                                                    ----------             ----------

Utility Plant, Net                                  43,273,795             40,910,506
                                                    ----------             ----------

NONUTILITY PROPERTY:
Propane                                              6,320,609              4,403,630
Accumulated Depreciation                             2,430,572              2,070,405
                                                    ----------             ----------

Nonutility Property, Net                             3,890,037              2,333,225
                                                    ----------             ----------

CURRENT ASSETS:
Cash and Cash Equivalents                               74,474                633,322
Accounts Receivable - (Less Allowance
  for Uncollectibles of $1,048,156,
  and $279,316, Respectively)                        5,368,673              3,857,407
Inventories                                          4,866,841              7,402,586
Prepaid Income Taxes                                         -                297,521
Deferred Income Taxes                                1,422,996                379,356
Purchased Gas Adjustments                                    -              1,782,590
Other                                                  572,694                479,926
                                                    ----------             ----------

Total Current Assets                                12,305,678             14,832,708
                                                    ----------             ----------

OTHER ASSETS                                           705,640                844,660
                                                    ----------             ----------

TOTAL                                              $60,175,150            $58,921,099
                                                    ==========             ==========

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

UNAUDITED
---------
                                                     June 30,            September 30,
                                                        1997                 1996
                                                    ---------            -------------
LIABILITIES
-----------

CAPITALIZATION:
Stockholders' Equity:
  Common Stock - Par Value $5; Authorized,
    3,000,000 Shares; Issued and Outstanding
    1,516,136 and 1,475,843 Shares, Respectively    $7,580,680             $7,379,215
  Capital in Excess of Par Value                     5,141,410              4,647,163
  Retained Earnings                                  8,690,803              6,948,623
                                                    ----------             ----------
Total Stockholders' Equity                          21,412,893             18,975,001

Long-Term Debt (Less Current Maturities)            19,584,140             20,222,124
                                                    ----------             ----------

Total Capitalization                                40,997,033             39,197,125
                                                    ----------             ----------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                   658,963                669,423
Notes Payable                                        4,030,000              6,652,500
Dividends Payable                                      394,746                376,795
Accounts Payable                                     4,310,885              4,931,467
Income Taxes Payable                                 1,194,259                      -
Customers' Deposits                                    449,618                362,384
Accrued Expenses                                     3,664,563              3,214,953
Refunds From Suppliers - Due Customers                 393,563                 23,865
Purchased Gas Adjustments                              480,725                      -
                                                    ----------             ----------
Total Current Liabilities                           15,577,322             16,231,387
                                                    ----------             ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                3,097,264              2,960,795
Deferred Investment Tax Credits                        503,531                531,792
                                                    ----------             ----------
Total Deferred Credits and Other Liabilities         3,600,795              3,492,587
                                                    ----------             ----------

TOTAL                                              $60,175,150            $58,921,099
                                                    ==========             ==========

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------------------------

UNAUDITED
---------
                                                       Three Months Ended        Nine Months Ended
                                                           June 30,                   June 30,
                                                       1997         1996         1997         1996
                                                       ------------------        ------------------
OPERATING REVENUES:
  Gas utilities                                   $ 9,029,327  $ 9,708,342   $50,653,763  $53,121,753
  Propane operations                                  865,115      726,689     6,233,886    4,932,427
                                                   ----------   ----------    ----------   ----------
Total operating revenues                            9,894,442   10,435,031    56,887,649   58,054,180
                                                   ----------   ----------    ----------   ----------

COST OF GAS:
  Gas utilities                                     5,468,123    6,192,485    34,471,610   36,593,707
  Propane operations                                  437,404      392,431     3,417,846    2,564,208
                                                   ----------   ----------    ----------   ----------
Total cost of gas                                   5,905,527    6,584,916    37,889,456   39,157,915
                                                   ----------   ----------    ----------   ----------

OPERATING MARGIN                                    3,988,915    3,850,115    18,998,193   18,896,265
                                                   ----------   ----------    ----------   ----------
OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                                1,929,234    1,987,394     6,062,712    6,125,400
    Maintenance                                       293,126      500,440     1,045,741    1,387,946
    Taxes - general                                   478,658      485,154     2,035,542    2,002,122
    Taxes - income                                    (88,165)    (153,375)    1,227,861    1,382,632
    Depreciation and amortization                     631,681      585,885     1,921,893    1,755,309
  Propane operations (including taxes - income
    of $(58,977), $(79,231), $340,502
    and $216,201, respectively                        482,844      406,281     2,207,378    1,926,270
                                                   ----------   ----------    ----------   ----------
Total other operating expenses                      3,727,378    3,811,779    14,501,127   14,579,679
                                                   ----------   ----------    ----------   ----------

OPERATING EARNINGS                                    261,537       38,336     4,497,066    4,316,586
                                                   ----------   ----------    ----------   ----------
OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Interest Income                                         -           30         7,071          274
    Merchandising and jobbing, net                     13,117       14,252        76,446       75,900
    Other deductions                                  (12,266)     (19,729)      (49,507)     (69,279)
    Taxes - income                                       (377)       1,816       (12,771)      (2,831)
  Propane operations, net                              26,410       25,707        97,184       73,116
                                                   ----------   ----------    ----------   ----------
Total other income and deductions                      26,884       22,076       118,423       77,180
                                                   ----------   ----------    ----------   ----------
Earnings Before Interest Charges                      288,421       60,412     4,615,489    4,393,766
                                                   ----------   ----------    ----------   ----------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                    458,252      401,799     1,291,303    1,227,581
    Other interest                                     60,411       65,979       368,527      183,269
  Propane operations                                   17,492          574        40,361        1,828
                                                   ----------   ----------    ----------   ----------
Total interest charges                                536,155      468,352     1,700,191    1,412,678
                                                   ----------   ----------    ----------   ----------

NET EARNINGS (LOSS)                               $  (247,734) $  (407,940)  $ 2,915,298  $ 2,981,088
                                                   ==========   ==========    ==========   ==========

NET EARNINGS (LOSS) PER COMMON SHARE              $     (0.16) $     (0.28)  $      1.95  $      2.06
                                                   ==========   ==========    ==========   ==========
CASH DIVIDENDS PER COMMON SHARE                   $     0.260  $     0.255   $     0.780  $     0.765
                                                   ==========   ==========    ==========   ==========


See consolidated notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------------------------
UNAUDITED
---------
                                                       Three Months Ended           Nine Months Ended
                                                           June 30,                      June 30,
                                                       1997         1996             1997     1996
                                                       ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                               $  (247,734)  $  (407,940)    $ 2,915,298  $ 2,981,088
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                       811,931       712,046       2,424,626    2,131,137
  Gain from disposal of property                       (2,321)         (954)         (6,490)        (366)
  Changes in assets and liabilities which provided
    (used) cash, exclusive of changes and noncash
    transactions shown separately                   4,137,820    (1,259,903)      4,176,352   (3,930,558)
                                                   ----------    ----------      ----------   ----------
      Net cash provided by (used in) operating
        activities                                  4,699,696      (956,751)      9,509,786    1,181,301
                                                   ----------    ----------      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and under
  construction and nonutility property             (1,577,150)   (1,287,668)     (6,252,491)  (3,448,434)
Cost of removal of utility plant, net                 (33,542)      (87,490)       (126,532)    (137,205)
Proceeds from disposal of equipment                    21,844        12,643          40,788       23,545
                                                   ----------    ----------      ----------   ----------
      Net cash used in investing activities        (1,588,848)   (1,362,515)     (6,338,235)  (3,562,094)
                                                   ----------    ----------      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and payments on
   obligations under capital leases                  (288,544)     (285,177)       (648,444)    (659,086)
Net borrowings under lines of credit               (2,745,000)    2,793,000      (2,622,500)   3,673,000
Cash dividends paid                                  (391,627)     (371,478)     (1,155,168)  (1,098,942)
Proceeds from issuance of stock                       221,487       179,730         695,713      544,044
                                                   ----------    ----------      ----------   ----------
      Net cash provided by (used in) financing
        activities                                 (3,203,684)    2,316,075      (3,730,399)   2,459,016
                                                   ----------    ----------      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (92,836)       (3,191)       (558,848)      78,223

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 167,310       584,309         633,322      502,895
                                                   ----------    ----------      ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    74,474   $   581,118     $    74,474  $   581,118
                                                   ==========    ==========      ==========   ==========
SUPPLEMENTAL INFORMATION:
Interest paid                                     $   816,860   $   621,452     $ 1,851,899  $ 1,186,553
Income taxes paid                                 $   114,886   $    88,721     $ 1,024,786  $   950,732

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of June 30, 1997 and September 30, 1996, and the results of its operations and its cash flows for the three months and nine months ended June 30, 1997 and 1996. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.

      The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

2. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

3. Net earnings per share are based on the weighted average number of shares outstanding during each period (1,512,023 and 1,461,416 for the three-month periods ended June 30, 1997 and 1996, and 1,496,606 and 1,450,589 for the nine-month periods ended June 30, 1997 and 1996, respectively). The calculation of weighted average shares outstanding for 1997 and 1996 does not include the effect of common stock equivalents (CSEs), since the impact of including CSEs in the weighted average shares outstanding is less than three percent.

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


      Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs cost associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned matters will not have a material effect on the Company's consolidated financial position.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

Consolidated net earnings (loss) for the three-month and nine-month periods ended June 30, 1997 were $(247,734) and $2,915,298, respectively, compared to $(407,940) and $2,981,088 for the same periods last year.

Quarterly margin increased $138,800, or 3.6 percent, in the current quarter over the same period last year due to increases in delivered gas volumes. Total natural gas deliveries increased by 89,196 MCF, significantly concentrated in the lower margin interruptible volumes. Propane deliveries increased by over 97,000 gallons, or 12 percent. The increase in propane activity resulted from the continued growth and expansion of the Highland customer base, as aggressive marketing efforts have increased propane customers by more than 1,600 over last year.

Other operations expenses for the current quarter declined slightly from the same period last year due to a shift in labor costs to capital projects. Furthermore, maintenance expenses experienced a greater decline due to a combination of the reassignment of Company labor to capital projects and fewer maintenance projects being undertaken during the current quarter. General taxes are comparable to prior year, with decreases in revenue-sensitive taxes offsetting increases in property and other taxes. Capital expenditures for adding new customers to the distribution system and renewing older facilities has increased depreciation expense over last year's levels. Propane operations reflected the greatest expense category increase over the same period last year with most of the costs associated with depreciation and marketing expenses resulting from the exceptional growth in customers in the Company's propane subsidiary. Interest charges increased as the Company's average total debt position for the quarter increased due to the financing of capital expenditures associated with customer growth and renewal programs.

For the nine-month period ended June 30, 1997, operating margins were comparable to the same period last year. An increase of 7 percent in propane deliveries, in addition to new natural gas rates placed into effect for Roanoke Gas on January 1, 1997, offset the impact of a 4.7 percent decline in natural gas deliveries attributed to the current period being warmer than the same period last year. The new rates were placed into effect under bond and subject to refund pending the issuance of a final rate order from the State Corporation Commission of Virginia. Operating and maintenance expense declined from last year's levels due to a shift in labor to capital projects and the absence of corporate office renovations and maintenance incurred last year. The growth in depreciation and interest expense is attributable to capital additions for new customers in both the natural gas and propane businesses.

On December 2, 1996, Roanoke Gas Company filed an application for general rate increase of $959,277 in additional gross revenues. On January 1, 1997, Roanoke Gas Company placed into effect new rates allowing for the additional gross revenues subject to refund. The hearing on the proposed rate increase was held on June 25, 1997. Based upon management's assessment of the hearing before the Virginia State Corporation Commission, the Company believes that revenues have been fairly stated to correspond with any anticipated adjustments resulting from the final rate order, which is expected to be issued during the fourth quarter of fiscal year 1997.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites, if any, is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs cost associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned matters will not have a material effect on the Company's consolidated financial position.

Prior to October 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per common share disclosures for stock option grants made subsequent to October 1, 1995 as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 for purposes of recording compensation expense in the condensed consolidated financial statements and will provide the pro forma disclosure provisions of Statement 123 in its consolidated financial statements for the year ended September 30, 1997.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement
128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS per APB Opinion No. 15 with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the consolidated income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Company is required to adopt the provisions of Statement 128 on October 1, 1997. The Company believes the adoption will not have a material impact on its EPS calculation.

The nine-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1997. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. As warmer weather dominates the remaining three months of the Company's fiscal year, net operating losses are normally expected for the final quarter which will reduce the Company's net earnings for the fiscal year.

                        PART II - OTHER INFORMATION

Item 2.     Changes in Securities.

            (c) As of February 1, 1997, the Company implemented a Restricted Stock Plan for Outside Directors (the "Plan") pursuant to which, on the first day of each month, each non-employee director of the Company receives 40% of his monthly retainer fee in shares of restricted stock of the Company. The number of shares and the fair market value of the restricted stock issued under the Plan for each month is calculated based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month, if the first day of the month is a trading day, or if not, on the first trading day prior to the first day of the month. Subject to approval of the Company, a non-employee director may elect to receive up to 100% of his monthly retainer fees for a Plan Year in restricted stock.

      All shares under the Plan are issued pursuant to the exemption from registration under Section 4(2) and/or other applicable provisions of the Securities Act of 1933 (the "Securities Act"). The shares of restricted stock issued under the Plan will vest only in the case of the participant's death, disability, retirement (including not standing for reelection to the Board), or in the event of a change in control of the Company. Shares of restricted stock issued under the Plan are forfeited to the Company upon a participant's voluntary resignation during his term on the Board, or upon his termination for cause as a director. The aggregate number of shares of Company common stock that may be issued with respect to the Plan cannot exceed 50,000 shares. All shares distributed pursuant to the Plan will consist of authorized but unissued shares of Company common stock.

      For the three-month period ended June 30, 1997, shares of Roanoke Gas Company common stock were issued to non-employee directors of the Company under the Plan as follows:

            Date              Number of Shares        Fair Market Value
            ----              ----------------        -----------------
        April 1, 1997              94.12                  $1,600.04
        May 1, 1997               110.167                  1,872.84
        June 1, 1997               96.969                  1,599.99

      During the quarter ended June 30, 1997, the Company also issued the following shares of its common stock as bonuses to certain employees and management personnel as rewards for perfect attendance and performance:
2,817.266 shares on March 10, 1997; and 130 shares on May 28, 1997. The Company issued such shares in non-sale transactions and/or in reliance upon exemptions from registration available under Section 4(2) of the Securities Act and/or the rules promulgated thereunder.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits.

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K.

                 There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROANOKE GAS COMPANY



Date: August 7, 1997                    By:  /s/Roger L. Baumgardner
                                             -----------------------
                                             Roger L. Baumgardner
                                             Vice President/Secretary,
                                             Treasurer and Principal
                                             Accounting Officer