Form 10-Q/A
period 1997-06-30
ROANOKE GAS CO
filed 1997-08-08
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q/A

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------------------------------
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

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROANOKE GAS COMPANY



Date: August 8, 1997                    By:  /s/Roger L. Baumgardner
                                             -----------------------
                                             Roger L. Baumgardner
                                             Vice President/Secretary,
                                             Treasurer and Principal
                                             Accounting Officer