Form 10-K
period 1997-09-30
ROANOKE GAS CO
filed 1997-12-19
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997 Commission file number 0-367
                          ------------------                        -----

                           ROANOKE GAS COMPANY
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Virginia                                 54-0359895
-----------------------------------------       -------------------------
 (State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                    Identification No.)

 519 Kimball Ave., N.E., Roanoke, VA                     24016
-----------------------------------------       -------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (540) 983-3800
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange on
   Title of Each Class                              Which Registered
---------------------------                     ------------------------
                                                       OTC (Nasdaq
Common Stock, $5 Par Value                          National Market)
---------------------------                     ------------------------

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

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant as of November 21, 1997.   $27,636,246
                                             -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                           Outstanding at November 21, 1997
--------------------------               --------------------------------
COMMON STOCK, $5 PAR VALUE                       1,535,347 SHARES
--------------------------               --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 1998 are incorporated by reference into Part III hereof.

                                 PART I
                                 ------

Item 1.    Business.
------     --------

           Historical Development
           ----------------------
           Roanoke Gas Company ("Roanoke Gas") was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas' line of business. The propane business was transferred to Diversified Energy Company, d/b/a Highland Propane Company ("Highland"), in January 1979. Highland, which is not a public utility, distributes and sells propane in Southwestern Virginia and Southern West Virginia.

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

           In March 1994, the gas marketing division of Highland Propane was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas.

           Services
           --------
           Roanoke Gas Company and its subsidiaries (together "Company") maintain an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.1 percent of the Company's customers are residential, approximately 9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 27 percent of the Company's total annual delivered volume under the Company's interruptible tariff and transportation gas services.

------     --------

           Services (continued)
           --------
           The Company's natural gas distribution business accounted for 89 percent of the total revenues generated by the Company in fiscal 1997, and 92 percent and 91 percent of the Company's total revenues in fiscals 1996 and 1995, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, however, regulatory changes at the federal level and excess supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

           The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by the Company is used for heating. For the fiscal year ended September 30, 1997, more than 50 percent of the Company's total MCF of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 1997 were 10,804,045 MCF, as compared to 11,169,948 MCF and 9,961,877 MCF in fiscals 1996 and 1995, respectively. The Company's actual heating degree days in fiscal 1997 were approximately 102 percent of normal, as compared with approximately 111 percent of normal in fiscal 1996 and approximately 90 percent of normal in fiscal 1995.

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

------     --------

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

           The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term supply agreements to cover the majority of its firm transportation needs. Long-term suppliers currently include Amoco Energy Trading, Columbia Energy Services, and L,G&E Natural Gas. The Company has also entered into nine short-term contracts with seven natural gas suppliers to purchase approximately 2,149,000 DTH of natural gas at varying prices during the period October 1, 1997 through September 30, 1998. The Company has also provided notice of bid awards to two natural gas suppliers, and anticipates these notices to result in contracts to purchase an additional 1,703,000 DTH of natural gas at varying prices during fiscal year 1998.

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

------     --------

           Suppliers (continued)
           ---------

           4,358,631 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 1997 storage injections using spot market supply. This increased storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly-variable, weather-sensitive customer consumption patterns. In addition, the Company participates in pipeline capacity release programs to further minimize the cost of firm service to its customers by reselling pipeline capacity not needed during the warmer months.

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

           Highland has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 1997, Highland has three short-term contracts with propane suppliers for the purchase of 2,952,500 gallons of propane at varying prices per gallon during the period October 1, 1997 through September 30, 1998. Management believes these storage and purchase contracts will help control the effects of wholesale price swings during peak sales months and provide added supply security.

           In addition to storage contracts, Highland Propane has nine storage facilities, providing a combined total storage of 384,000 gallons. Management believes its propane supply strategies have made Highland well positioned to provide an adequate propane supply to current customers and allow for future customer growth.

------     --------

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

           Both Roanoke Gas and Bluefield operated manufactured gas plants
           (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through Roanoke Gas' and Bluefield's pipeline systems to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analysis at the Roanoke Gas MGP site. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.
           Based upon prior orders of the Virginia Commission related to environmental matters at other companies, Roanoke Gas believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between Bluefield and the West Virginia Commission recognizes Bluefield's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in futur rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position.

------     --------

           Employees
           ---------
           At September 30, 1997, the Company had 155 full-time employees. As of that date, approximately 35 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with the Company. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 1997. That agreement will expire on July 31, 1998. The Company considers its employee relations to be satisfactory.

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

------     ----------

           Roanoke Gas' general and business offices and the maintenance and service departments are located in Roanoke, Virginia on an irregularly shaped parcel of land running from H. L. Lawson and Son, Inc. south to Norfolk Southern Computer Center fronting on Kimball Avenue to the west to the Norfolk Southern Railway yard. The land area is 8.3 acres.

           Bluefield Gas Company's main corporate office and warehouse is located on 6.09 acres at 4699 East Cumberland Road and consists of a one-story metal building with brick front. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

           In West Virginia, Highland Propane owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of two 18,000 gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted.

           Another storage facility, comprising two 30,000 gallon tanks, one 18,000 gallon tank, pumps and related equipment, is located on Bluefield Gas Company's property at 800 Pulaski Street, Bluefield, West Virginia.

           In Virginia, Highland Propane owns and operates six storage facilities. A facility at Thirlane Road, N.W. in Roanoke consists of two 30,000 gallon tanks. A second facility at Fort Chiswell, Virginia consists of two 30,000 gallon tanks. The third facility is located on the property of Consolidated Glass in Galax, Virginia and consists of one 30,000 gallon tank. A fourth storage facility is located in Craig County, Virginia, near the town of New Castle, and also consists of one 30,000 gallon tank. A fifth facility located in Floyd County, Virginia consists of one 30,000 gallon tank. A sixth facility is located on the property of Virginia Forging in Botetourt County, near the town of Buchanan, and consists of one 30,000 gallon tank.

           The Company considers present properties adequate. Additional distribution lines will be constructed as communities develop.

Item 3.    Legal Proceedings.
------     -----------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------
           There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1997.

           Executive Officers of the Registrant
           ------------------------------------
           Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 1998.

           The names, ages and positions of all of the executive officers of Roanoke Gas as of September 30, 1997 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

           Previous and present duties and responsibilities:

                                         Position and Business
   Name and Age                        Experience for Past Five Years
---------------------------  ---------------------------------------------------------
Frank A. Farmer, Jr., 65       January 1991 to present        Director, President
                                                                and Chief Executive
                                                                Officer


Roger L. Baumgardner, 55       January 1986 to present        Vice President,
                                                                Secretary and
                                                                Treasurer

Arthur L. Pendleton, 46        January 1991 to present        Vice President -
                                                                Operations


John B. Williamson, III, 43    January 1993 to present        Vice President -
                                                                Rates and Finance

                               April 1992 to January 1993     Director of Rates and
                                                                Finance

                               Prior to April 1992            County Administrator
                                                                of Botetourt County,
                                                                Virginia

J. David Anderson, 50          January 1986 to present        Assistant Secretary
                                                                and Assistant
                                                                Treasurer

                                  PART II
                                  -------
Item 5.     Market for Registrant's Common Equity and Related Stockholder
------      -------------------------------------------------------------
            Matters.
            -------
            The information set forth under the caption "Market Price and Dividend Information" on page 6 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6.     Selected Financial Data.
------      -----------------------
            The information set forth under the caption "Selected Financial Data" on page 7 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations.
            ---------------------
            The information set forth under the captions "Review of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 12 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------
            The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 13 through 31 of the 1997 Annual Report to Stockholders are incorporated herein by reference:

            1. Independent Auditors' Report

            2. Consolidated Balance Sheets as of September 30, 1997 and 1996

            3. Consolidated Statements of Earnings for the Years Ended
               September 30, 1997, 1996 and 1995

            4. Consolidated Statements of Stockholders' Equity for the Years
               Ended September 30, 1997, 1996 and 1995

            5. Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1997, 1996 and 1995

            6. Notes to Consolidated Financial Statements as of September 30,
               1997 and 1996 and Years Ended September 30, 1997, 1996 and
               1995

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure.
            --------------------
            At its meeting on July 28, 1997, the Board of Directors of Roanoke Gas Company (the "Company"), upon recommendation of the Audit Committee, appointed Deloitte & Touche LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the years ending September 30, 1998, 1999 and 2000. KPMG Peat Marwick LLP ("KPMG") previously had served as the Company's certifying accountants since 1990. The Board of Directors solicited competitive bids from accountants interested in serving as the Company's auditor. From the bids received, the Audit Committee recommended Deloitte & Touche LLP to the Board of Directors.

            KPMG's auditors' report on the Company's financial statements for the past two fiscal years ended September 30, 1997 contained no adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through December 19, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its auditors' report.

                                 PART III
                                 --------
Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------
            For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" at pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1998, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1998, is incorporated herein by reference.

Item 11.    Executive Compensation.
-------     ----------------------
            The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Performance Graph" at pages 5 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1998, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------
            The information pertaining to stockholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Voting Securities" and "Security Ownership of Management" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1998, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------
            The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 1998, is incorporated herein by reference.

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

                  3. Exhibits to this Form 10-K are as follows:

              Exhibit No. Description
              ----------  -----------
                3 (a) Articles of Incorporation, as amended, of Roanoke Gas Company

                3 (b)     Bylaws, as amended, of Roanoke Gas Company

                4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value
                          (incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------
                4 (b) Article I of the Bylaws of Roanoke Gas Company (included in Exhibit 3(a) hereto)

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

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------
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

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------
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

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------
             10(a) (a)    Contract between Roanoke Gas Company and
                          Diversified Energy Services, Inc. dated
                          December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration
                          Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10(b) (b)    Service Agreement between Bluefield Gas Company
                          and Commonwealth Public Service Corporation dated
                          January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement
                          No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10(c) (c)*   Retirement Payment Agreement between Arthur T.
                          Ellett and Roanoke Gas Company dated April 6, 1972
                          (incorporated herein by reference to Exhibit
                          10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

             10(d) (d)*   Consulting Services Agreement between Edward C.
                          Dunbar and Roanoke Gas Company dated February 25,
                          1991 (incorporated herein by reference to Exhibit
                          10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

             10(e) (e)*   Consultation Contract between Gordon C. Willis and
                          Roanoke Gas Company dated April 29, 1991
                          (incorporated herein by reference to
                          Exhibit 10(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

             10(f) (f)    Gas Storage Contract under rate schedule FS
                          (Market Area) Portland between Tennessee Gas
                          Pipeline Company and Roanoke Gas Company dated
                          November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form
                          10-K for the fiscal year ended September 30, 1994)

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------
             10(g) (g)    FTS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1994)

             10(h) (h)    ITS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1994)

             10(i) (i)    FSS Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1994)

             10(j) (j)    SST Service Agreement between Columbia Gas
                          Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1994)

             10(k) (k)    FTS-1 Service Agreement between Columbia Gulf
                          Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended
                          September 30, 1994)

             10(l) (l)*   Roanoke Gas Company Key Employee Stock Option Plan
                          (incorporated herein by reference to Exhibit
                          10(q)(q) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1995)

             10(m) (m)*   Roanoke Gas Company Stock Bonus Plan (incorporated
                          herein by reference to Exhibit 10(r)(r) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1995)

             10(n) (n)    Gas Franchise Agreement between the Town of
                          Vinton, Virginia, and Roanoke Gas Company dated
                          July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

Item 14.    Exhibits, Financial Statement Schedules and Reports on
-------     ------------------------------------------------------
            Form 8-K. (continued)
            --------
              Exhibit No. Description
              ----------  -----------

             10(o) (o)    Gas Franchise Agreement between the City of Salem,
                          Virginia, and Roanoke Gas Company dated July 9,
                          1996 (incorporated herein by reference to Exhibit
                          10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

             10(p) (p)    Gas Franchise Agreement between the City of
                          Roanoke, Virginia, and Roanoke Gas Company dated
                          July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)


             10(q) (q)*   Consulting Agreement between W. Bolling Izard and
                          Roanoke Gas Company dated January 27, 1997

             10(r) (r)*   Roanoke Gas Company Restricted Stock Plan for
                          Outside Directors

                 13 1997 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                 21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                 23       Accountants' Consent

                 27       Financial Data Schedule

		 99       Letter of KPMG Peat Marwick
         ---------------------
              *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).


            (b) Reports on Form 8-K:

                Form 8-K dated July 28, 1997 reporting a change in the Company's principal accountants for fiscal years 1998, 1999 and 2000.

		Form 8-K dated September 8, 1997 reporting the acquisition of assets of U.S. Gas, Inc.

                                SIGNATURES
                                ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            ROANOKE GAS COMPANY




            By: /s/ Roger L. Baumgardner            12/19/97
                ----------------------------        --------
                Roger L. Baumgardner                  Date
                Vice President, Secretary and
                  Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/F. A. Farmer, Jr.       12/19/97   President, Chief Executive Officer and
-----------------------------------
Frank A. Farmer, Jr.        Date      Director


/s/John B. Williamson, III 12/19/97   Vice President - Rates and Finance
------------------------------------
John B. Williamson, III     Date      (Principal Financial Officer)


/s/Roger L. Baumgardner    12/19/97   Vice President, Secretary and
------------------------------------
Roger L. Baumgardner       Date       Treasurer (Principal Accounting
                                      Officer)


/s/Lynn D. Avis            12/19/97   Director
------------------------------------
Lynn D. Avis               Date


/s/Abney S. Boxley, III    12/19/97   Director
------------------------------------
Abney S. Boxley, III       Date


/s/Frank T. Ellett         12/19/97   Director
------------------------------------
Frank T. Ellett            Date


/s/Wilbur L. Hazlegrove    12/19/97   Director
------------------------------------
Wilbur L. Hazlegrove       Date


/s/J. Allen Layman         12/19/97   Director
------------------------------------
J. Allen Layman            Date


/s/John H. Parrott         12/19/97   Director
------------------------------------
John H. Parrott            Date


/s/Thomas L. Robertson     12/19/97   Director
------------------------------------
Thomas L. Robertson        Date

/s/S. Frank Smith          12/19/97    Director
------------------------------------
S. Frank Smith             Date

                            INDEX TO EXHIBITS
                            -----------------

Exhibit No.   Description
-----------   -----------
3 (a)         Articles of Incorporation, as amended, of
              Roanoke Gas Company

3 (b)         Bylaws, as amended, of Roanoke Gas Company

4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value (incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

4 (b)         Article I of the Bylaws of Roanoke Gas Company (included in
              Exhibit 3(a) hereto)

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

10 (d) (d)*   Consulting Services Agreement between Edward C. Dunbar and
              Roanoke Gas Company dated February 25, 1991 (incorporated herein by reference to Exhibit 10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

10 (e) (e)*   Consultation Contract between Gordon C. Willis and Roanoke Gas
              Company dated April 29, 1991 (incorporated herein by reference to Exhibit 10(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

10 (f) (f)    Gas Storage Contract under rate schedule FS (Market Area)
              Portland between Tennessee Gas Pipeline Company and Roanoke
              Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-
              K for the fiscal year ended September 30, 1994)

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

10 (m) (m)*    Roanoke Gas Company Stock Bonus Plan (incorporated herein by reference to Exhibit 10(r)(r) of the Annual Report on Form 10-
               K for the fiscal year ended September 30, 1995)

10 (n) (n)     Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

10 (o) (o)     Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

10 (p) (p)     Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

10 (q) (q)*    Consulting Agreement between W. Bolling Izard and Roanoke Gas
               Company dated January 27, 1997

10 (r) (r)*    Roanoke Gas Company Restricted Stock Plan for Outside
               Directors

13 1997 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Report on Form 10-K)

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

23             Accountants' Consent

27             Financial Data Schedule

99             Letter of KPMG Peat Marwick LLP

-----------------------------
  *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).