Form 10-Q
period 1997-12-31
ROANOKE GAS CO
filed 1998-02-10
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       December 31, 1997
                       -------------------

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

                                             Yes  X      No
                                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                     Outstanding at December 31, 1997
       --------------------------        --------------------------------
       Common Stock, $5 Par Value              1,571,565 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

UNAUDITED
---------

                                             December 31,     September 30,
                                                 1997              1997
                                             ------------     -------------
ASSETS
------

UTILITY PLANT:
Utility Plant in Service                    $ 66,159,475     $ 65,590,024
Accumulated Depreciation                     (23,008,626)     (22,612,963)
                                             -----------      -----------
Utility Plant in Service, Net                 43,150,849       42,977,061
Construction Work-In-Progress                  1,286,115        1,088,083
                                             -----------      -----------
Utility Plant, Net                            44,436,964       44,065,144
                                             -----------      -----------

NONUTILITY PROPERTY:
Propane                                        8,121,432        6,634,369
Accumulated Depreciation                      (2,735,831)      (2,540,274)
                                             -----------      -----------
Nonutility Property, Net                       5,385,601        4,094,095
                                             -----------      -----------
CURRENT ASSETS:
Cash and Cash Equivalents                         91,145          116,045
Accounts Receivable - (Less Allowance
 for Uncollectibles of $695,374
 and $368,345, Respectively)                  12,848,604        4,188,984
Inventories                                    6,737,061        7,427,581
Prepaid Income Taxes                                   -            7,368
Deferred Income Taxes                          2,005,521        1,206,995
Purchased Gas Adjustments                              -          587,457
Other                                            471,335          420,674
                                             -----------      -----------
Total Current Assets                          22,153,666       13,955,104
                                             -----------      -----------

OTHER ASSETS                                     846,333          478,915
                                             -----------      -----------

TOTAL                                       $ 72,822,564     $ 62,593,258
                                             ===========      ===========



See condensed notes to condensed consolidated financial statements.
------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------


UNAUDITED
---------

                                             December 31,     September 30,
                                                 1997              1997
                                             ------------     -------------
LIABILITIES
-----------

CAPITALIZATION:
Stockholders' Equity:
 Common Stock - Par Value $5; Authorized,
   3,000,000 Shares; Issued and Outstanding
   1,571,565 and 1,527,486 Shares,
   Respectively                             $  7,857,825     $  7,637,430
 Capital in Excess of Par Value                5,839,002        5,271,667
 Retained Earnings                             8,814,866        7,687,854
                                             -----------      -----------
Total Stockholders' Equity                    22,511,693       20,596,951

Long-Term Debt (Less Current Maturities)      18,779,000       17,079,000
                                             -----------      -----------
Total Capitalization                          41,290,693       37,675,951
                                             -----------      -----------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt             621,958        3,143,124
Notes Payable                                 11,847,000        7,129,000
Dividends Payable                                417,226          397,530
Accounts Payable                               7,127,691        5,512,348
Income Taxes Payable                           1,493,498                -
Customers' Deposits                              491,440          427,895
Accrued Expenses                               4,368,628        4,233,860
Refunds From Suppliers - Due Customers           313,867          425,860
Purchased Gas Adjustments                      1,161,865                -
                                             -----------      -----------
Total Current Liabilities                     27,843,173       21,269,617
                                             -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                          3,205,761        3,145,932
Deferred Investment Tax Credits                  482,937          492,357
Other Deferred Credits                                 -            9,401
                                             -----------      -----------
Total Deferred Credits and Other Liabilities   3,688,698        3,647,690
                                             -----------      -----------

TOTAL                                       $ 72,822,564     $ 62,593,258
                                             ===========      ===========

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------

UNAUDITED
---------
                                                  Three Months Ended
                                                    December 31,
                                                1997             1996
                                             -----------      -----------

OPERATING REVENUES:
 Gas utilities                              $ 18,083,161     $ 19,827,967
 Propane operations                            2,712,860        2,584,457
                                             -----------      -----------
Total operating revenues                      20,796,021       22,412,424
                                             -----------      -----------
COST OF GAS:
 Gas utilities                                11,980,888       13,956,481
 Propane operations                            1,349,854        1,559,831
                                             -----------      -----------
Total cost of gas                             13,330,742       15,516,312
                                             -----------      -----------
OPERATING MARGIN                               7,465,279        6,896,112
                                             -----------      -----------
OTHER OPERATING EXPENSES:
 Gas utilities:
   Other operations                            1,939,223        1,973,081
   Maintenance                                   312,053          367,142
   Taxes - general                               739,391          740,789
   Taxes - income                                638,173          566,452
   Depreciation and amortization                 711,880          633,782
 Propane operations (including taxes -
   income of $212,344 and $147,180,
   respectively                                1,052,614          774,336
                                             -----------      -----------
Total other operating expenses                 5,393,334        5,055,582
                                             -----------      -----------
OPERATING EARNINGS                             2,071,945        1,840,530
                                             -----------      -----------
OTHER INCOME AND DEDUCTIONS:
 Gas utilities:
   Interest Income                                     -            7,071
   Merchandising and jobbing, net                 30,188           39,914
   Other deductions                              (26,642)         (18,998)
   Taxes - income                                 (1,234)         (10,693)
 Propane operations, net                          63,508           39,454
                                             -----------      -----------
Total other income and deductions                 65,820           56,748
                                             -----------      -----------
EARNINGS BEFORE INTEREST CHARGES               2,137,765        1,897,278
                                             -----------      -----------

INTEREST CHARGES:
 Gas utilities:
   Long-term debt                                389,345          361,317
   Other interest                                179,432          200,366
 Propane operations                               24,754            4,319
                                             -----------      -----------
Total interest charges                           593,531          566,002
                                             -----------      -----------
NET EARNINGS                                $  1,544,234     $  1,331,276
                                             ===========      ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE $       1.00     $       0.90
                                             ===========      ===========
CASH DIVIDENDS PER COMMON SHARE             $      0.265     $      0.260
                                             ===========      ===========

See consolidated notes to condensed consolidated financial statements.
---------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------------------------------------

UNAUDITED
---------
                                                                Three Months Ended
                                                                   December 31
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $ 1,544,234   $ 1,331,276
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
 Depreciation and amortization                                 946,151       793,667
 Gain on disposal of utility and nonutility property                 -        (1,831)
 Loss on sale of other asset                                       566             -
 Changes in assets and liabilities which used cash,
   exclusive of changes and noncash transactions
   shown separately                                         (4,094,088)   (3,809,326)
                                                            ----------    ----------
      Net cash used in operating activities                 (1,603,137)   (1,686,214)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and under construction
 and nonutility property                                    (2,257,297)   (2,344,813)
Cost of removal of utility plant, net                          (20,603)      (58,115)
Proceeds from disposal of equipment                             13,470         8,841
Proceeds from sale of other asset                              173,334             -
                                                            ----------    ----------
      Net cash used in investing activities                 (2,091,096)   (2,394,087)
                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                     1,700,000             -
Retirement of long-term debt and payments on obligations
 under capital leases                                       (2,521,166)       (7,987)
Net borrowings under lines of credit                         4,718,000     3,861,500
Cash dividends paid                                           (397,527)     (376,795)
Proceeds from issuance of stock                                177,168       159,322
Capital stock expense                                           (7,142)            -
                                                            ----------    ----------
      Net cash provided by financing activities              3,669,333     3,636,040
                                                            ----------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (24,900)     (444,261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               116,045       633,322
                                                            ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    91,145   $   189,061
                                                            ==========    ==========

SUPPLEMENTAL INFORMATION:
Interest paid                                              $   798,008   $   717,075
Income taxes paid (refunded), net                               99,003       (41,690)

NONCASH TRANSACTION:

The assets of a propane company were acquired in 1997 in exchange for 34,317 shares of stock for a total value of $617,706.



See condensed notes to condensed consolidated financial statements
------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

Consolidated net earnings for the three-month period ended December 31, 1997 was $1,544,234 compared to $1,331,276 for the same period last year.

Quarterly margin increased $569,167, or 8.3 percent, in the current quarter over the same period last year due to increases in delivered gas volumes and base rate increases placed into effect during 1997. Total natural gas deliveries increased by 106,110 MCF, or 3 percent, corresponding to weather that was 3 percent colder than the same period last year. Propane deliveries increased by 420,024 gallons, or 19 percent, through an aggressive marketing campaign to add new customers in the propane division and from the addition of customers resulting from the propane company acquisition completed in December 1997. The combination of these two factors has resulted in Highland Propane's customer base growing by more than 38 percent from December 31, 1996.

Other operations expenses for the current quarter declined slightly from the same period last year due to the absence of amortization of regulatory assets included in last year's expenses. Furthermore, maintenance expenses experienced a decline due to a later start in conducting scheduled and routine system maintenance. General taxes are comparable to prior year, with decreases in revenue-sensitive taxes offsetting increases in property and other taxes. Capital expenditures for adding new customers to the distribution system and renewing older facilities has increased depreciation expense over last year's levels. Propane operations reflected the greatest expense category increase over the same period last year with increases in propane delivery, depreciation and marketing expenses resulting from the exceptional growth in customers in the Company's propane subsidiary.
Interest charges increased as the Company's average total debt position for the quarter increased due to the financing of capital expenditures associated with customer growth and renewal programs.

The three-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1998. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months.

The Company has three rate case applications pending before regulatory bodies. Roanoke Gas Company filed an application with the Virginia State Corporation Commission in December 1996 with rates placed into effect, subject to refund, on January 1, 1997. A hearing was held on the application in June 1997, and an order in the case is not expected until sometime early in 1998. The Company has established reserves for an estimated level of refund in the case, and management believes the reserves are adequate to cover any refunds ordered by the Virginia Commission. Bluefield Gas Company filed a rate application with the West Virginia Public Service Commission in May 1997 with a decision expected in February 1998. Commonwealth Public Service Corporation, the Virginia portion of Bluefield Gas Company, filed a rate case with the Virginia Commission in June 1997 with rates placed into effect, subject to refund, on November 28, 1997. The hearing and final order are not expected until the spring of 1998.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

On December 9, 1997, the Company completed the acquisition of the net assets of US Gas Company, a small local propane company. The acquisition, accounted for under the purchase method of accounting, added more than 500 customers to the propane operations.

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analyses of any environmental media at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental statutes or regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position, although there can be no assurance this will be the case.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of December 31, 1997 and September 30, 1997, and the results of its operations and its cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

2. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

4. The Company incurred an additional $1,700,000 in intermediate term debt during the quarter ended December 31, 1997 in the form of an unsecured note due in full on December 31, 2007 with interest payable quarterly at a fixed rate of 7 percent.

5. The Company holds and issues instruments that reduce the Company's exposure to market fluctuations in the price of natural gas. The Company uses swaps to manage and hedge price risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in cost of gas in the Condensed Consolidated Statements of Income.

6. The Company consummated the acquisition of the net assets of US Gas Company, a small local propane company, on December 9, 1997 with the issuance of 34,317 shares of common stock valued at a total of $617,706. The acquisition was accounted for by the purchase method of accounting. Goodwill will be amortized on a straight-line basis over a 15 year period.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS per APB Opinion No. 15 with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the consolidated income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

    EPS computation. The Company adopted the provisions of Statement 128 on October 1, 1997 retroactive to last year. The adoption of Statement 128 did not result in a difference between Basic EPS and Diluted EPS for the current and prior periods; therefore, only the Basic EPS number is reflected in the financial statements under the caption "Earnings per Common Share."

8. Earnings per common share are based on the weighted average number of shares outstanding during each period (1,542,418 and 1,481,990 for the three-month periods ended December 31, 1997 and 1996, respectively) and the weighted average number of shares outstanding assuming dilution (1,547,476 and 1,483,915 for the three-month periods ended December 31, 1997 and 1996, respectively). The difference between the weighted average number of shares relates to the dilutive effect of 5,058 and 1,925 shares for the three-month periods ended December 31, 1997 and 1996 associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

9. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analyses of any environmental media at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental statutes or regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position, although there can be no assurance this will be the case.

                        Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K

           There were two reports on Form 8-K filed for the three months ended December 31, 1997. Both reports were filed in regard to the change in independent accountants from KPMG Peat Marwick LLP to Deloitte & Touche LLP beginning with the fiscal year ended September 30, 1998. The first report was dated November 14, 1997, and the second report was dated December 19, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROANOKE GAS COMPANY



Date: February 10, 1998                 By:  /s/Roger L. Baumgardner
                                             -----------------------
                                             Roger L. Baumgardner
                                             Vice President/Secretary,
                                             Treasurer and Principal
                                             Accounting Officer