Form 10-Q
period 1998-03-31
ROANOKE GAS CO
filed 1998-05-12
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         March 31, 1998
                         ---------------

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

                                                 Yes   X      No
                                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                 Class                       Outstanding at March 31, 1998
       --------------------------            -----------------------------
       Common Stock, $5 Par Value                  1,763,725 Shares

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

UNAUDITED
---------
                                                    March 31,       September 30,
                                                      1998              1997
                                                  ------------      -------------
ASSETS
------

UTILITY PLANT:
Utility Plant in Service                         $ 67,047,666      $ 65,590,024
Accumulated Depreciation                          (23,619,772)      (22,612,963)
                                                  -----------       -----------

Utility Plant in Service, Net                      43,427,894        42,977,061
Construction Work-In-Progress                       1,354,240         1,088,083
                                                  -----------       -----------

Utility Plant, Net                                 44,782,134        44,065,144
                                                  -----------       -----------


NONUTILITY PROPERTY:
Propane                                             8,858,979         6,634,369
Accumulated Depreciation                           (2,802,446)       (2,540,274)
                                                  -----------       -----------

Nonutility Property, Net                            6,056,533         4,094,095
                                                  -----------       -----------

CURRENT ASSETS:
Cash and Cash Equivalents                             500,192           116,045
Accounts Receivable - (Less Allowance
 for Uncollectibles of $1,021,733
 and $368,345, Respectively)                       11,211,483         4,188,984
Inventories                                         3,226,829         7,427,581
Prepaid Income Taxes                                        0             7,368
Deferred Income Taxes                               3,019,279         1,206,995
Purchased Gas Adjustments                                   0           587,457
Other                                                 569,417           420,674
                                                  -----------       -----------

Total Current Assets                               18,527,200        13,955,104
                                                  -----------       -----------

OTHER ASSETS                                          860,048           478,915
                                                  -----------       -----------

TOTAL                                            $ 70,225,915      $ 62,593,258
                                                  ===========       ===========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

UNAUDITED
---------
                                                    March 31,       September 30,
                                                      1998              1997
                                                  ------------      -------------
LIABILITIES
-----------

CAPITALIZATION:
Stockholders' Equity:
 Common Stock - Par Value $5; Authorized,
 3,000,000 Shares; Issued and Outstanding
 1,763,725 and 1,527,486 Shares, Respectively    $  8,818,625      $  7,637,430
 Capital in Excess of Par Value                     8,487,092         5,271,667
 Retained Earnings                                 10,470,354         7,687,854
                                                  -----------       -----------
Total Stockholders' Equity                         27,776,071        20,596,951

Long-Term Debt (Less Current Maturities)           18,445,000        17,079,000
                                                  -----------       -----------

Total Capitalization                               46,221,071        37,675,951
                                                  -----------       -----------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                  613,146         3,143,124
Notes Payable                                       2,080,000         7,129,000
Dividends Payable                                     467,977           397,530
Accounts Payable                                    4,838,334         5,512,348
Income Taxes Payable                                2,492,828                 0
Customers' Deposits                                   490,644           427,895
Accrued Expenses                                    5,065,700         4,233,860
Refunds From Suppliers - Due Customers                128,367           425,860
Purchased Gas Adjustments                           4,112,588                 0
                                                  -----------       -----------

Total Current Liabilities                          20,289,584        21,269,617
                                                  -----------       -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                               3,241,743         3,145,932
Deferred Investment Tax Credits                       473,517           492,357
Other Deferred Credits                                      0             9,401
                                                  -----------       -----------

Total Deferred Credits and Other Liabilities        3,715,260         3,647,690
                                                  -----------       -----------

TOTAL                                            $ 70,225,915      $ 62,593,258
                                                  ===========       ===========

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------------------------

UNAUDITED
---------

                                                Three Months Ended            Six Months Ended
                                                    March 31,                     March 31,
                                               1998           1997           1998           1997
                                          ------------   ------------   ------------   -------------
OPERATING REVENUES:
  Gas utilities                           $ 18,619,490   $ 21,796,469   $ 36,702,651   $ 41,624,436
  Propane operations                         3,130,843      2,784,314      5,843,703      5,368,771
                                           -----------    -----------    -----------    -----------
Total operating revenues                    21,750,333     24,580,783     42,546,354     46,993,207
                                           -----------    -----------    -----------    -----------

COST OF GAS:
  Gas utilities                             11,763,128     15,047,006     23,744,016     29,003,487
  Propane operations                         1,482,679      1,420,611      2,832,533      2,980,442
                                           -----------    -----------    -----------    -----------
Total cost of gas                           13,245,807     16,467,617     26,576,549     31,983,929
                                           -----------    -----------    -----------    -----------

OPERATING MARGIN                             8,504,526      8,113,166     15,969,805     15,009,278
                                           -----------    -----------    -----------    -----------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                         2,058,056      2,160,397      3,997,279      4,133,478
    Maintenance                                330,660        385,473        642,713        752,615
    Taxes - general                            803,052        816,095      1,542,443      1,556,884
    Taxes - income                             846,912        749,574      1,485,085      1,316,026
    Depreciation and amortization              713,802        656,430      1,425,682      1,290,212
  Propane operations (including taxes -
    income of $320,812, $252,299, $533,156
    and $399,479, respectively)              1,089,463        950,198      2,142,077      1,724,534
                                           -----------    -----------    -----------    -----------

Total other operating expenses               5,841,945      5,718,167     11,235,279     10,773,749
                                           -----------    -----------    -----------    -----------

OPERATING EARNINGS                           2,662,581      2,394,999      4,734,526      4,235,529
                                           -----------    -----------    -----------    -----------

OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Interest Income                                919              0            919          7,071
    Merchandising and jobbing, net              41,915         23,415         72,103         63,329
    Other deductions                           (25,071)       (18,243)       (51,713)       (37,241)
    Taxes - income                              (6,031)        (1,701)        (7,265)       (12,394)
    Propane operations, net                      4,908         31,320         68,416         70,774
                                           -----------    -----------    -----------    -----------
Total other income and deductions               16,640         34,791         82,460         91,539
                                           -----------    -----------    -----------    -----------

EARNINGS BEFORE INTEREST CHARGES             2,679,221      2,429,790      4,816,986      4,327,068
                                           -----------    -----------    -----------    -----------
INTEREST CHARGES:
  Gas utilities:
    Long-term debt                             388,602        471,734        777,947        833,051
    Other interest                             125,183        107,750        304,615        308,116
  Propane operations                            41,972         18,550         66,726         22,869
                                           -----------    -----------    -----------    -----------
Total interest charges                         555,757        598,034      1,149,288      1,164,036
                                           -----------    -----------    -----------    -----------

NET EARNINGS                              $  2,123,464   $  1,831,756   $  3,667,698   $  3,163,032
                                           ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE           $       1.24   $       1.22  $        2.26   $       2.12
                                           ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE         $       1.24   $       1.22  $        2.25   $       2.12
                                           ===========    ===========    ===========    ===========

CASH DIVIDENDS PER COMMON SHARE           $      0.265   $      0.260  $       0.530   $      0.520
                                           ===========    ===========    ===========    ===========

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------------------------

UNAUDITED
---------

                                                    Three Months Ended            Six Months Ended
                                                         March 31,                    March 31,
                                                    1998          1997           1998           1997
                                               ------------   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $  2,123,464   $  1,831,756   $  3,667,698   $  3,163,032
Adjustments to reconcile net earnings
  to net cash provided by (used) in
  operating activities:
  Depreciation and amortization                     830,432        819,028      1,776,583      1,612,695
  (Gain) loss on disposal of utility and
    nonutility property                               8,109         (2,338)         8,109         (4,169)
  Loss on sale of other asset                             0              0            566              0
  Decrease in Deferred taxes and investment
    tax credits                                    (987,196)      (691,550)    (1,735,313)    (1,138,343)
  Changes in assets and liabilities which
    provided cash, exclusive of changes and
    noncash transactions shown separately         7,207,029      4,539,408      3,861,058      1,176,875
                                                -----------    -----------    -----------    -----------
      Net cash provided by operating activities   9,181,838      6,496,304      7,578,701      4,810,090
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and
  under construction and nonutility
  property                                       (1,850,975)    (2,330,528)    (4,108,272)    (4,675,341)
Cost of removal of utility plant, net               (11,815)       (34,875)       (32,418)       (92,990)
Proceeds from disposal of equipment                   8,147         10,103         21,617         18,944
Proceeds from sale of other asset                         0              0        173,334              0
                                                -----------    -----------    -----------    -----------
      Net cash used in investing activities      (1,854,643)    (2,355,300)    (3,945,739)    (4,749,387)
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                  0              0      1,700,000              0
Retirement of long-term debt and payments
  on obligations under capital leases              (342,811)      (351,913)    (2,863,977)      (359,900)
Net borrowings (repayments) under lines
  of credit                                      (9,767,000)    (3,739,000)    (5,049,000)       122,500
Cash dividends paid                                (417,226)      (386,746)      (814,753)      (763,541)
Proceeds from issuance of stock                   3,847,461        314,904      4,024,629        474,226
Capital stock expense                              (238,572)             0       (245,714)             0
                                                -----------    -----------    -----------    -----------
      Net cash used in financing activities      (6,918,148)    (4,162,755)    (3,248,815)      (526,715)
                                                -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  409,047        (21,751)       384,147       (466,012)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          91,145        189,061        116,045        633,322
                                                -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    500,192   $    167,310   $    500,192   $    167,310
                                                ===========    ===========    ===========    ===========

SUPPLEMENTAL INFORMATION:
Interest paid                                  $    656,044   $    317,964   $  1,454,052   $  1,035,039
Income taxes paid                              $  1,161,620   $    951,590   $  1,260,623   $    909,900

NONCASH TRANSACTION:

The assets of a propane company were acquired in 1997 in exchange for 34,317 shares of stock for a total value of $617,706.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

Consolidated net earnings for the three-month period and six-month periods ended March 31, 1998 were $2,123,464 and $3,667,698 compared to $1,831,756 and $3,163,032 for the same period last year.

Operating margin for the three months ended March 31, 1998 increased $391,360, or 4.8 percent, over the same period last year due to increases in delivered gas volumes and the effect of a rate increase for Bluefield Gas Company placed into effect during the quarter. Total natural gas deliveries increased by 216,811 MCF, or 5 percent, with two thirds of the increased volume generated from large volume interruptible customers. Firm volumes, which comprise the weather sensitive residential and commercial customers, accounted for the remaining volume increase. The weather sensitive volumes increased 2 percent as total heating degree days for the quarter were almost identical to the same period last year. Propane deliveries increased by 711,759 gallons, or 30 percent, due to an ongoing aggressive marketing campaign that continues to add new customers in the propane division and from the addition of customers resulting from the propane acquisition completed in December 1997. Total propane customer base has increased by 37 percent over last March.

Other operations expenses for the current quarter declined from the same period last year due to the absence of amortization of regulatory assets included in last year's expenses and reduced labor and benefit costs. Furthermore, maintenance expenses experienced a decline due to an emphasis on replacement of underground facilities instead of repair. General taxes are comparable to prior year, with decreases in revenue-sensitive taxes offsetting increases in property and other taxes. Capital expenditures for adding new customers to the distribution system and renewing older facilities have increased depreciation expense over last year's levels. Propane operations reflected the greatest expense category increase over the same period last year with increases in propane delivery costs and marketing expenses resulting from the exceptional growth in customers in the Company's propane subsidiary. Interest charges declined as the proceeds from the stock issue completed in January reduced the Company's outstanding average total debt position for the quarter.

For the six-month period ended March 31, 1998, operating margins increased $960,527, or 6.4 percent, over the same period last year. Approximately one third of the increased margin was generated from a 4 percent increase in natural gas deliveries for the period resulting from weather that averaged 2 percent colder than the previous year. A 24 percent increase in propane deliveries accounted for the remainder of the margin increase. As discussed above, growth in the propane division continues to be a significant factor in the Company's performance. The expense fluctuations for the six-month period ended March 31, 1998 as compared to the same period last year, are consistent with differences defined for the quarter.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

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

The Company currently has one rate case application pending before regulatory bodies. Roanoke Gas Company filed an application with the Virginia State Corporation Commission in December 1996 with rates placed into effect, subject to refund, on January 1, 1997. A hearing was held on the application in June 1997, and an order in the case is not expected until sometime later in 1998. The Company has established reserves for an estimated level of refund in the case, and management believes the reserves are adequate to cover any refund ordered by the Virginia Commission. In January 1998, Bluefield Gas Company received a final order associated with the rate application filed with the West Virginia Public Service Commission authorizing a rate increase of $132,800 effective for bills rendered on and after March 2, 1998. In March 1998, Commonwealth Public Service Corporation, the Virginia portion of Bluefield Gas Company, received a final order associated with the rate case filed with the Virginia Commission authorizing a rate increase of $65,917 for service rendered on and after November 28, 1997. The Company is currently in the process of implementing a small refund for collections on interim rates that have been in effect since November 1997. Adequate reserves have been recorded to handle the refund.

The Company is in the process of evaluating the Year 2000 Issue and implementing corrective actions. The Company has developed an inventory of major financial, informational and operational systems that will require modification to ensure Year 2000 Compliance. Both internal and external resources are being used to make the necessary modifications and test the results. The Company has already converted many of the accounting, billing and operations systems to Year 2000 Compliant. The Company expects to complete the remaining conversions and testing by the spring of 1999. The total cost of converting all internal information systems, equipment and operations for Year 2000 has not been fully quantified, but is not expected to be a material cost to the Company. All costs incurred to date have been expensed.

In addition, the Company is communicating with its significant suppliers and large customers to determine their Year 2000 readiness and to attempt to identify potential areas of risk in this regard. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by a supplier, customer or other third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

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

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------

UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of March 31, 1998 and September 30, 1997, and the results of its operations and its cash flows for the three months and six months ended March 31, 1998 and 1997. The results of operations for the six months ended March 31, 1998 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

2. The condensed consolidated financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

4. The Company issued 181,500 shares of common stock at an issue price of $20.00 a share on January 27, 1998. The stock proceeds are being used to fund capital expansion in the natural gas system.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS) for entities with publicly-held common stock. Prior period EPS has been restated to conform to the new statement.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------

UNAUDITED
---------

                                                     Income         Shares    Per Share
                                                   (Numerator)   (Denominator)  Amount
                                                   -----------   -------------  ------
      Three Months Ended March 31, 1998:

      Basic EPS
        Net Income                                  $2,123,464     1,708,016     $1.24
        Effect of dilutive securities (options)                        8,299
                                                                   ---------
      Diluted EPS
        Net Income                                  $2,123,464     1,716,315     $1.24
                                                                   ---------

      Three Months Ended March 31, 1997:

      Basic EPS
        Net Income                                  $1,831,756     1,495,958     $1.22
        Effect of dilutive securities (options)                        2,177
                                                                   ---------
      Diluted EPS
        Net Income                                  $1,831,756     1,498,135     $1.22
                                                                   ---------

      Six Months Ended March 31, 1998:

      Basic EPS
        Net Income                                  $3,667,698     1,624,307     $2.26
        Effect of dilutive securities (options)                        6,388
                                                                   ---------
      Diluted EPS
        Net Income                                  $3,667,698     1,630,695     $2.25
                                                                   ---------

      Six Months Ended March 31, 1997:

      Basic EPS
        Net Income                                  $3,163,032     1,488,897     $2.12
        Effect of dilutive securities (options)                        2,047
                                                                   ---------
      Diluted EPS
        Net Income                                  $1,831,756     1,490,944     $2.12
                                                                   ---------

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

                           Part II - Other Information


Item 2.     Changes in Securities.

      Pursuant to the Roanoke Gas Company Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on the Section 3(a)(11) and the Section 4(2) exemptions under the Securities Act of 1933 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended March 31, 1998, the Company issued a total of 425 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

      Investment Date          Price             Number of Shares
      ---------------          -----             ----------------
          1-1-98             $20.750                149
          2-1-98             $19.875                145
          3-1-98             $21.500                131

      On March 1, 1998, the Company issued an additional 114 shares of Company common stock to certain of its employees as bonuses for attendance. The 114 shares were not issued in a transaction constituting a "sale" within the meaning of Section 2(3) of the Act.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROANOKE GAS COMPANY



Date: May 12, 1998                         By:   /s/Roger L. Baumgardner
                                                 -----------------------
                                                 Roger L. Baumgardner
                                                 Vice President/Secretary,
                                                 Treasurer and Principal
                                                 Accounting Officer