Form 10-Q
period 1998-06-30
ROANOKE GAS CO
filed 1998-08-11
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          June 30, 1998

Commission File Number             0-367

                               ROANOKE GAS COMPANY
             (Exact name of Registrant as Specified in its Charter)



         VIRGINIA                                         54-0359895
(State or Other Jurisdiction of                          (IRS) Employer
Incorporation or Organization)                           Identification No)


519 Kimball Avenue, N.E., Roanoke, VA                    24016
(Address of Principal Executive Offices)                (Zip Code)


                                 (540) 983-3800
              (Registrant's Telephone Number, Including Area Code)


                                      None
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


        Class                                  Outstanding at June 30, 1998
Common Stock, $5 Par Value                              1,772,359

ROANOKE GAS COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE
SHEETS
--------------------------------------------------------------------------------------------------------------

UNAUDITED
---------
                                                                      June 30,                   September 30,
ASSETS                                                                  1998                         1997
------                                                              -------------                -------------
UTILITY PLANT:
Utility Plant in Service                                              $68,398,270                  $65,590,024
Accumulated Depreciation                                              (24,129,104)                 (22,612,963)
                                                                    -------------                -------------

Utility Plant in Service, Net                                          44,269,166                   42,977,061
Construction Work-In-Progress                                           1,475,023                    1,088,083
                                                                    -------------                -------------

Utility Plant, Net                                                     45,744,189                   44,065,144
                                                                    -------------                -------------


NONUTILITY PROPERTY:
Propane                                                                 9,143,884                    6,634,369
Accumulated Depreciation                                               (2,952,632)                  (2,540,274)
                                                                    -------------                -------------

Nonutility Property, Net                                                6,191,252                    4,094,095
                                                                    -------------                -------------

CURRENT ASSETS:
Cash and Cash Equivalents                                               1,437,122                      116,045
Accounts Receivable - (Less Allowance
   for Uncollectibles of $1,079,500,
   and $368,345, Respectively)                                          4,303,225                    4,188,984
Inventories                                                             5,340,528                    7,427,581
Prepaid Income Taxes                                                            -                        7,368
Deferred Income Taxes                                                   2,740,325                    1,206,995
Purchased Gas Adjustments                                                       -                      587,457
Other                                                                     487,108                      420,674
                                                                    -------------                -------------

Total Current Assets                                                   14,308,308                   13,955,104
                                                                    -------------                -------------

OTHER ASSETS                                                              837,571                      478,915
                                                                    -------------                -------------

TOTAL                                                                 $67,081,320                  $62,593,258
                                                                    =============                =============

See condensed notes to condensed consolidated financial statements.
-------------------------------------------------------------------

ROANOKE GAS COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE
SHEETS
--------------------------------------------------------------------------------------------------------------

UNAUDITED
---------                                                             June 30,                   September 30,
LIABILITIES                                                             1998                         1997
-----------                                                        -------------                -------------
CAPITALIZATION:
Stockholders' Equity:
   Common Stock - Par Value $5; Authorized,
   3,000,000 Shares; Issued and Outstanding
   1,772,359, and 1,527,486 Shares, Respectively                       $8,861,795                   $7,637,430
   Capital in Excess of Par Value                                       8,629,787                    5,271,667
   Retained Earnings                                                    9,719,102                    7,687,854
                                                                    -------------                -------------
Total Stockholders' Equity                                             27,210,684                   20,596,951

Long-Term Debt (Less Current Maturities)                               20,700,000                   17,079,000
                                                                    -------------                -------------

Total Capitalization                                                   47,910,684                   37,675,951
                                                                    -------------                -------------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                                        5,313                    3,143,124
Notes Payable                                                           1,295,000                    7,129,000
Dividends Payable                                                         470,035                      397,530
Accounts Payable                                                        4,430,303                    5,512,348
Income Taxes Payable                                                      997,872                            -
Customers' Deposits                                                       398,714                      427,895
Accrued Expenses                                                        4,633,496                    4,233,860
Refunds From Suppliers - Due Customers                                    115,143                      425,860
Purchased Gas Adjustments                                               3,070,878                            -
                                                                    -------------                -------------
Total Current Liabilities                                              15,416,754                   21,269,617
                                                                    -------------                -------------

DEFERRED CREDITS AND OTHER
LIABILITIES:
Deferred Income Taxes                                                   3,289,785                    3,145,932
Deferred Investment Tax Credits                                           464,097                      492,357
Other Deferred Credits                                                          -                        9,401
                                                                    -------------                -------------

Total Deferred Credits and Other Liabilities                            3,753,882                    3,647,690
                                                                    -------------                -------------

TOTAL                                                                 $67,081,320                  $62,593,258
                                                                    =============                =============

See condensed notes to condensed consolidated financial statements.
-------------------------------------------------------------------

ROANOKE GAS COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------------

UNAUDITED
---------                                                    Three Months Ended                          Nine Months Ended
                                                                   June 30,                                   June 30,
                                                          1998                 1997                    1998               1997
                                                      -------------       ----------------        ---------------   ---------------
OPERATING REVENUES:
  Gas utilities                                          $8,222,260          $9,029,327             $44,924,911        $50,653,763
  Propane operations                                        760,056             865,115               6,603,759          6,233,886
                                                      -------------       ----------------        ---------------   ---------------
Total operating revenues                                  8,982,316           9,894,442              51,528,670         56,887,649
                                                      -------------       ----------------        ---------------   ---------------

COST OF GAS:
  Gas utilities                                           4,704,193           5,468,123              28,448,209         34,471,610
  Propane operations                                        369,132             437,404               3,201,665          3,417,846
                                                      -------------       ----------------        ---------------   ---------------
Total cost of gas                                         5,073,325           5,905,527              31,649,874         37,889,456
                                                      -------------       ----------------        ---------------   ---------------

OPERATING MARGIN                                          3,908,991           3,988,915              19,878,796         18,998,193
                                                      -------------       ----------------        ---------------   ---------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                                      1,762,490           1,929,234               5,759,769          6,062,712
    Maintenance                                             382,959             293,126               1,025,672          1,045,741
    Taxes - general                                         449,294             478,658               1,991,737          2,035,542
    Taxes - income                                         (67,118)             (88,165)              1,417,967          1,227,861
    Depreciation and amortization                           713,986             631,681               2,139,668          1,921,893
  Propane operations (including taxes - income
    of $(105,742), $(58,977), $427,414
    and $340,502, respectively)                             514,188             482,844               2,656,265          2,207,378
                                                      -------------       ----------------        ---------------   ---------------

Total other operating expenses                            3,755,799           3,727,378              14,991,078         14,501,127
                                                      -------------       ----------------        ---------------   ---------------

OPERATING EARNINGS                                          153,192             261,537               4,887,718          4,497,066
                                                      -------------       ----------------        ---------------   ---------------

OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
     Interest Income                                         20,530                   -                  21,449              7,071
    Merchandising and jobbing, net                           22,818              13,117                  94,921             76,446
    Other deductions                                        (18,903)            (12,266)                (70,616)           (49,507)
    Taxes - income                                           (8,301)               (377)                (15,566)           (12,771)
  Propane operations, net                                    19,334              26,410                  87,750             97,184
                                                      -------------       ----------------        ---------------   ---------------
Total other income and deductions                            35,478              26,884                 117,938            118,423
                                                      -------------       ----------------        ---------------   ---------------

EARNINGS BEFORE INTEREST CHARGES                            188,670             288,421               5,005,656          4,615,489
                                                      -------------       ----------------        ---------------   ---------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                          380,588             458,252               1,158,535          1,291,303
    Other interest                                           48,221              60,411                 352,836            368,527
  Propane operations                                         41,077              17,492                 107,803             40,361
                                                      -------------       ----------------        ---------------   ---------------
Total interest charges                                      469,886             536,155               1,619,174          1,700,191
                                                      -------------       ----------------        ---------------   ---------------

NET EARNINGS (LOSS)                                      $(281,216)           $(247,734)             $3,386,482         $2,915,298
                                                      =============        ================       ===============    ==============

BASIC EARNINGS PER COMMON SHARE                             $(0.16)              $(0.16)                  $2.02              $1.95
                                                      =============        ================       ===============    ==============

DILUTED EARNINGS PER COMMON SHARE                           $(0.16)              $(0.16)                  $2.02              $1.95
                                                      =============        ================       ===============    ==============

CASH DIVIDENDS PER COMMON SHARE                              $0.265               $0.260                 $0.795             $0.780
                                                      =============        ================       ===============    ==============

See condensed notes to condensed consolidated financial statements.
--------------------------------------------------------------------

ROANOKE GAS COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------

UNAUDITED
---------                                                    Three Months Ended                            Nine Months Ended
                                                                   June 30,                                    June 30,
                                                          1998                 1997                   1998                1997
                                                      -------------       -------------          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $(281,216)          $(247,734)            $3,386,482           $2,915,298
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                            903,397             811,931              2,679,980            2,424,626
  (Gain) loss on disposal of utility and nonutility
    property                                                 6,923              (2,321)                15,032               (6,490)
  Loss on sale of other asset                                    -                   -                    566                    -
  Increase (decrease) in Deferred taxes and
    investment tax credits                                 317,576             202,912             (1,417,737)            (935,431)
  Changes in assets and liabilities which provided
    cash, exclusive of changes and noncash
    transactions shown separately                         1,417,288          3,934,908              5,278,346            5,111,783
                                                        -----------        -----------           ------------          -----------
      Net cash provided by operating activities           2,363,968          4,699,696              9,942,669            9,509,786
                                                        -----------        -----------           ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and under
  construction and nonutility property                   (2,000,834)        (1,577,150)            (6,109,106)          (6,252,491)
Cost of removal of utility plant, net                       (18,008)           (33,542)               (50,426)            (126,532)
Proceeds from disposal of equipment                          11,750             21,844                 33,367               40,788
Proceeds from sale of other asset                                 -                  -                173,334
                                                        -----------        -----------           ------------          -----------
      Net cash used in investing activities              (2,007,092)        (1,588,848)            (5,952,831)          (6,338,235)
                                                        -----------        -----------           ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                  1,656,000                  -              3,356,000                    -
Retirement of long-term debt and payments on
  obligations under capital leases                           (8,834)          (288,544)            (2,872,811)            (648,444)
Net repayments under lines of credit                       (785,000)        (2,745,000)            (5,834,000)          (2,622,500)
Cash dividends paid                                        (467,977)          (391,627)            (1,282,730)          (1,155,168)
Proceeds from issuance of stock                             185,865            221,487              4,210,494              695,713
Capital stock expense                                             -                  -               (245,714)                   -
                                                        -----------        -----------           ------------          -----------
      Net cash used in financing activities                 580,054         (3,203,684)            (2,668,761)          (3,730,399)
                                                        -----------        -----------           ------------          -----------

NET INCREASE (DECREASE) IN CASH  AND
   CASH EQUIVALENTS                                         936,930            (92,836)             1,321,077             (558,848)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      500,192            167,310                116,045              633,322
                                                        -----------        -----------           ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                $1,437,122            $74,474             $1,437,122              $74,474
                                                        ===========        ===========           ============          ===========
SUPPLEMENTAL INFORMATION:
Interest paid                                               518,824            816,860              1,972,876            1,851,899
Income taxes paid                                     $   1,012,823           $114,886             $2,273,446           $1,024,786

NONCASH TRANSACTIONS:

The assets of a propane company were acquired in December 1997 in exchange for 34,317 shares of stock for a total value of $617,706.

The Company refinanced the remaining balances of Series K and Series L First
Mortgage Bonds in the amount of $3,344,000 into a First Mortgage Note due July
1, 2008 in June 1998

See condensed notes to condensed consolidated financial statements.

ROANOKE GAS COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of June 30, 1998 and September 30, 1997, and the results of its operations and its cash flows for the three months and nine months ended June 30, 1998 and 1997. The results of operations for the nine months ended June 30, 1998 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

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

     4. The Company refinanced the remaining balances on the Series K and Series L First Mortgage Bonds in conjunction with an additional borrowing to create a $5,000,000 First Mortgage Note due in full on July 1, 2008 at a fixed interest rate of 7.804%. The transaction resulted in net additional debt of $1,656,000. The additional proceeds are being used to fund capital expansion in the natural gas system.

     5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS) for entities with publicly-held common stock. The dilutive securities had no effect on the per share amounts for the current reporting period. The weighted average number of shares outstanding for the three-month period and nine month period ended June 30, 1998 were 1,769,654 and 1,672,756 shares compared to 1,512,023 and 1,496,606 shares for the same periods last year.

     6. In June 1998, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not an instrument is designated as a hedge and, if so, the type of hedge. The Company has not fully analyzed the provisions of SFAS No. 133. Currently, the Company does not have a material position in derivative instruments.

ROANOKE GAS COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

     7. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analyses of any environmental media at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental statutes or regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance this will be the case.

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------------------

Consolidated net earnings (loss) for the three-month period and nine-month periods ended June 30, 1998 were ($281,216) and $3,386,482 compared to ($247,734) and $2,915,298 for the same period last year.

Operating margin for the three months ended June 30, 1998 decreased $79,924, or 2 percent, from the same period last year due to declines in delivered gas volumes offset partially by the effect of rate increases for Bluefield Gas Company and Commonwealth Public Service Corporation placed into effect earlier this year. Total natural gas deliveries decreased by 180,928 MCF, or 9 percent, and propane deliveries declined by 38,897 gallons, or 4 percent, for the quarter. The decline in volumes of gas delivered is attributable to the current quarter having 42 percent fewer heating degree-days than the same period last year. Propane deliveries declined by a lesser rate for the quarter due to the increase in customers over last year. The customer growth in the propane operations is attributable to an ongoing aggressive marketing campaign and the propane acquisition completed in December 1997. Total propane customer base has increased by 38 percent over last June.

Other operations expenses for the current quarter declined from the same period last year due to the absence of amortization of regulatory assets included in last year's expenses, reduced labor and benefit costs and lower bad debt expense associated with improvements in delinquencies and reductions in billed revenues for the quarter. Maintenance expenses increased in response to timing of certain maintenance expenditures including scheduled pipeline leak repairs and meter repairs. General taxes declined from the same quarter last year as declines in revenue-sensitive taxes more than offset increases in property and other taxes. Capital expenditures for adding new customers to the distribution system and renewing older facilities have increased depreciation expense over last year's levels. Propane operations increased over the same period last year with increases in marketing expenses and depreciation expense resulting from the growth in customers in the Company's propane subsidiary. Interest charges declined as the proceeds from the stock issue completed in January reduced the Company's outstanding average total debt position.

For the nine-month period ended June 30, 1998, operating margins increased $880,603, or 5 percent, over the same period last year. Approximately one third of the increased margin was generated from a 2 percent increase in natural gas deliveries for the period resulting from customer growth and greater industrial usage due to the strength of the economy. Most of the increase in natural gas volumes was attributable to industrial customers as the temperature sensitive firm sales were nearly unchanged from last year. A 20 percent increase in propane deliveries accounted for the remainder of the margin increase. Propane increases were generated entirely from the growth in new customers as the propane division continues to be a significant factor in the Company's performance. The expense fluctuations for the nine-month period ended June 30, 1998, as compared to the same period last year, are consistent with differences defined for the quarter. Maintenance expenses are consistent with the same

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
----------------------------------------------------------------------------

period last year, and propane operations included additional costs associated with delivering 20 percent more gallons.

The nine-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1998. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining months.

The Company currently has one rate case application pending before regulatory bodies. Roanoke Gas Company filed an application with the Virginia State Corporation Commission (SCC) in December 1996 with rates placed into effect, subject to refund, on January 1, 1997. A hearing was held on the application in June 1997. On April 30, 1998, the Hearing Examiner for the Virginia State Corporation Commission issued a recommended decision in the rate case. Once a final order is issued, the approved rates will be implemented and refunds with interest will be made. The Company has established reserves for an estimated level of refund in the case, and management believes the reserves are adequate to cover any refund ordered by the Virginia Commission.

On April 27, 1998, the SCC approved a two-year extension to the Company's gas cost hedging pilot program. Financial hedging instruments will be employed to help protect against supply-related price volatility impacting customer billing rates.

On July 7, 1998, the West Virginia Division of Administrative Law Judges issued a Recommended Decision approving a two-year pilot gas cost hedging program for Bluefield Gas. This pilot program will employ financial hedges for up to fifty percent of its normal winter demand not supplied from storage.

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

In addition, the Company is communicating with all of its significant suppliers and large customers to determine their Year 2000 readiness and to attempt to identify potential areas of risk in this regard. There can be no guarantee that the systems of other companies on which the Company's systems rely will be

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

timely converted, or that a failure to convert by a supplier, customer or other third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

The board of directors has given management approval to pursue a corporate restructuring to create a holding company intended to facilitate growth and diversification. As a regulated public utility, the Company is currently restricted in the types of businesses it can pursue. Under the proposed structure, Roanoke Gas Company will continue as a public utility but operate as a subsidiary of the holding company. The structure would provide for unregulated services such as propane operations to be subsidiaries of the holding company rather than the utility company.

The Company has made an informal inquiry with the Securities and Exchange Commission ("SEC") seeking their input before making a formal restructuring application. The restructuring must be approved by the SEC, as well as the Company's shareholders, the Virginia State Corporation Commission and the West Virginia Public Service Commission. There can be no assurance if or when these approvals will be received.

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. The process involved heating coal in a low-oxygen environment to produce a manufactured gas that could be distributed through the Company's pipeline system to customers. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at both former plant sites. The extent of contaminants at these sites is unknown at this time, and the Company has not performed formal analyses of any environmental media at the Roanoke Gas Company MGP site. An analysis at the Bluefield Gas Company site indicates some contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental statutes or regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of these prior operations. Therefore, the Company has no plans for subsurface remediation at either of the MGP sites. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. Based upon prior orders of the State Corporation Commission of Virginia related to environmental matters at other companies, the Company believes it will be able to recover prudently incurred costs. Additionally, a stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognizes the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs which are anticipated to be recoverable in future rates. Based on anticipated

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

regulatory actions and current practices, management believes that any costs incurred related to the previously-mentioned environmental matters will not have a material effect on the Company's consolidated financial position and results of operations, although there can be no assurance this will be the case.

                           Part II - Other Information


Item 2.    Changes in Securities.

           Pursuant to the Roanoke Gas Company Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended June 30, 1998, the Company issued a total of 408 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

                         Investment Date                      Price                   Number of Shares
                                4-1-98                        $22.250                            130
                                5-1-98                        $21.750                            133
                                6-1-98                        $20.000                            145



Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ROANOKE GAS COMPANY


Date:  August 11, 1998          By:s/Roger L. Baumgardner
                                   ----------------------------------
                                     Roger L. Baumgardner
                                       Vice President/Secretary, Treasurer
                                       And Principal Accounting Officer