Form 10-K
period 1998-09-30
ROANOKE GAS CO
filed 1998-12-09
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1998 Commission file number 0-367


                               ROANOKE GAS COMPANY
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


             Virginia                                     54-0359895
-------------------------------------         ---------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



    519 Kimball Ave., N.E., Roanoke, VA                      24016
-----------------------------------------     ---------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (540) 777-4427
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of Each Exchange on
      Title of Each Class                              Which Registered
----------------------------------            ---------------------------------
                                                          OTC (Nasdaq
   Common Stock, $5 Par Value                          National Market)
----------------------------------            ---------------------------------

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

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant as of November 27, 1998.       $38,743,495

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding at November 27, 1998
--------------------------------------    -------------------------------------
     COMMON STOCK, $5 PAR VALUE                       1,802,023 SHARES


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Roanoke Gas Company 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company are incorporated by reference into Part III hereof.

                                     PART I

Item 1.    Business.

           Historical Development

           Roanoke Gas Company ("Roanoke Gas") was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas' line of business. The propane business was transferred to Diversified Energy Company, d/b/a Highland Propane Company ("Diversified"), in January 1979. Diversified, which is not a public utility, distributes and sells propane in Southwestern Virginia and Southern West Virginia.

           On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield Gas Company ("Bluefield"), a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. ("Gas Service"), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield, which was engaged in the sale of propane in southwestern Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission ("Virginia Commission") and the West Virginia Public Service Commission ("West Virginia Commission"), Gas Service was merged into Diversified, and Bluefield became a wholly-owned subsidiary of Roanoke Gas. Bluefield owns all of the issued and outstanding stock of Commonwealth Public Service Corporation ("Commonwealth"), a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield.

           In March 1994, the Highland Gas Marketing division of Diversified was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas.

           On September 28, 1998, Roanoke Gas' Board of Directors approved a proposal to reorganize Roanoke Gas into a holding company structure in which Roanoke Gas shareholders would become shareholders of a new holding company called RGC Resources, Inc. ("Resources"). As a result of the reorganization: (i) Resources would become a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources would become the sole owner of the stock of Roanoke Gas, Bluefield and Diversified; (iii) Commonwealth's natural gas distribution business would be merged into Roanoke Gas; (iv) Roanoke Gas and Bluefield would continue to carry

           Historical Development (continued)

           on a natural gas distribution business as a subsidiary of Resources; and (v) Diversified would continue to carry on its nonutility propane business as a subsidiary of Resources.

           On October 16, 1998, Roanoke Gas and Resources have filed a joint application with the Securities and Exchange Commission requesting approval of the reorganization under Section 10 of the Federal Public Utility Holding Company Act of 1935. Resources intends, upon consummation and reorganization to file a claim of exemption from all provisions of that Act (except with respect to certain acquisitions and investments) on the basis that Resources and its material public utility subsidiaries are predominantly intrastate in character. Both the Virginia Commission and the West Virginia Commission must approve or consent to the reorganization. On October 21, 1998, the Company filed with the Virginia and West Virginia Commissions applications for authorization to undertake the holding company restructuring. Such applications currently are pending in both states. The reorganization also requires the approval of more than two-thirds of the outstanding shares of Roanoke Gas common stock. There can be no assurance that Roanoke Gas and Resources will obtain all required regulatory or other approvals, or that such approvals will be granted on terms acceptable to Roanoke Gas. Detailed information regarding the proposed reorganization is set out in Roanoke Gas' Proxy Statement for its 1999 Annual Meeting of Shareholders.

           Forward-Looking Statements

           From time to time, Roanoke Gas and its subsidiaries (together, the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) obtaining adequate rate relief from regulatory authorities on a timely basis; (ii) earning an adequate return on invested capital; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) some uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; and (viii) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues and gross margin. Management of the Company believes that the Company has the resources to deal successfully with these issues.

           Services

           The Company maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.1 percent of the Company's customers are residential, approximately 9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 28 percent of the Company's total annual delivered volume in 1998 under the Company's interruptible tariff and transportation gas services.

           The Company's natural gas distribution business accounted for approximately 87 percent of the total revenues generated by the Company in fiscal 1998, and approximately 89 percent and approximately 91 percent of the Company's total revenues in fiscals 1997 and 1996, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, regulatory changes at the federal level and excess supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

           The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by the Company is used for heating. For the fiscal year ended September 30, 1998, more than 53 percent of the Company's total MCF of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 1998 were 10,875,481 MCF, as compared to 10,804,045 MCF and 11,169,948 MCF in fiscals 1997 and 1996, respectively. The Company's actual heating degree days in fiscal 1998 were approximately 96 percent of normal, as compared with

           Services (continued)

           approximately 102 percent of normal in fiscal 1997 and approximately 111 percent of normal in fiscal 1996.

           Suppliers

           Effective November 1, 1993, the natural gas transportation pipelines supplying the Company, including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together "Columbia") and East Tennessee Natural Gas Company and Tennessee Gas Pipeline (together "East Tennessee"), have operated under Federal Energy Regulatory Commission ("FERC") Order 636. Order 636 was the start of a new era in the natural gas industry when the responsibility of gas supply procurement and management was shifted from the pipeline companies to the local distribution companies and to other "shippers" of natural gas.

           The cornerstone of Order 636 was the "unbundling" of pipeline services to provide a number of choices to shippers. The Company now chooses who it buys its gas from, how much storage gas to purchase, how much transportation capacity to keep and how much to release. The Company constantly monitors its gas requirements to minimize exposure to pipeline penalties for insufficient supplies or excessive gas injections. The Company's "shipper" responsibilities bring increased scrutiny from the state commissions as they monitor the Company's gas purchasing practices to assure that a "least cost with adequate reliability" policy is followed. Accordingly, the Company has worked diligently to ensure that its customers will have an economical and reliable gas supply. Management believes the relationships the Company has built with its suppliers as it constructed a supply portfolio will allow it to continue to attain this goal.

           The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long-term and mid-term suppliers currently include Amoco Energy Trading, Columbia Energy Services, Cabot Oil and Gas, Coral Energy, Engage Energy and Southern Company Energy Marketing.

           The Company's firm supply agreements may supply up to 9,691,000 DTH of natural gas at varying prices during the period October 1, 1998 through September 30, 1999.

           Suppliers (continued)

           With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of 100 percent or more. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas pipeline and Virginia Gas Storage Company, with a combined total of 2,738,631 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 1998 storage injections using spot market supply. This storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns. In addition, the Company participates in pipeline capacity release programs to further minimize the cost of firm service to its customers by reselling pipeline capacity not needed during the warmer months.

           Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered approximately two-thirds of Roanoke Gas' gas supply and 100 percent of Bluefield's gas supply. The Company currently has another pipeline connection under construction to serve the Bluefield location. East Tennessee continues to be the Company's other major source of supply. Historically, East Tennessee has delivered approximately one-third of the Company's natural gas supply to the Roanoke location. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by the FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these suppliers to reduce rates and charges to meet price competition.

           Having two major pipeline transporters, a shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has been, and intends to continue to be, flexible and creative as it markets its own transportation capacity and makes its gas purchasing decisions. The Company believes that Order 636 provides regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

           Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 1998, Diversified has contracts with five propane suppliers for the purchase of up to 6,060,500 gallons of propane at varying prices per gallon during the period October 1, 1998 through September 30, 1999. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security.

           In addition to storage contracts, Diversified has 12 storage facilities, providing a combined total storage of 504,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

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

           Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

           Regulation

           Roanoke Gas and its public service subsidiaries are subject to regulation at federal and state levels. Federally, the interstate gas transmission between Bluefield and Commonwealth is regulated by the FERC. At the state level, the Virginia and West Virginia Commissions regulate Roanoke Gas and its public service subsidiaries. Such regulation includes the prescription of rates and charges at which natural gas is sold to customers and the approval of agreements between or among affiliated companies involving the provision of goods and services and other corporate activities of the Company, including mergers, acquisitions and the issuance of securities. The Virginia Commission also grants certificates of public convenience and necessity to distribute natural gas in counties in the Commonwealth of Virginia. Bluefield's West Virginia operations are regulated by the West Virginia Commission, which regulates the rates at which natural gas may be sold, certain corporate activities of Bluefield and pipeline safety.

           Roanoke Gas' and its public service subsidiaries' Virginia and West Virginia operations are further regulated by the municipalities and localities which grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

           Both Roanoke Gas and Bluefield operated manufactured gas plants
           (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs at the Bluefield site, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes

           Regulation (continued)

           that any costs incurred related to this matter will not have a material effect on the Company's consolidated financial condition.

           Employees

           At September 30, 1998, the Company had 158 full-time employees. As of that date, approximately 32 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with the Company. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 1998. That agreement will expire on July 31, 2000. The Company considers its employee relations to be satisfactory.

Item 2.    Properties.

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

           Plantation Station - Parcel on Virginia Highway #601 near point of intersection of Hershberger Road (Rt. 623) and Rt. 601 - 1.590 acres.

           J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

           Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - 111 acres.

           Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - 255 acres.

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

           In West Virginia, Diversified owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of two 18,000-gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted.

           Another storage facility, comprising two 30,000 gallon tanks, one 18,000-gallon tank, pumps and related equipment, is located on Bluefield Gas Company's property at 800 Pulaski Street, Bluefield, West Virginia.

           In Virginia, Diversified owns and operates nine storage facilities. A facility at Thirlane Road, N.W. in Roanoke consists of two 30,000 gallon tanks. A second facility at Fort Chiswell, Virginia consists of two 30,000 gallon tanks. The third facility is located on the property of Consolidated Glass in Galax, Virginia and consists of one 30,000 gallon tank. A fourth storage facility is located in Craig County, Virginia, near the town of New Castle, and also consists of one 30,000 gallon tank. A fifth facility located in Floyd County, Virginia consists of one 30,000 gallon tank. A sixth facility is located on the property of Virginia Forging in Botetourt County, near the town of Buchanan, and consists of one 30,000 gallon tank. A seventh facility is located on the property of Golden West Foods in the City of Bedford and consists of one 30,000 gallon tank. An eighth facility is located in the City of Buena Vista and consists of two 30,000 gallon tanks. A ninth facility is located in Allegheny County near the town of Low Moor and consists of one 30,000 gallon tank.

           The Company considers present properties adequate. The Company intends to construct additional distribution lines as communities develop.

Item 3.    Legal Proceedings.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1998.

           Executive Officers of the Registrant

           Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the proxy Statement for the Annual Meeting of Stockholders to be held on March 31, 1999.

           The names, ages and positions of all of the executive officers of Roanoke Gas as of September 30, 1998 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

           Previous and present duties and responsibilities:

                               Position and Business
Name and Age                   Experience for Past Five Years

John B. Williamson, III, 44    February 1998 to present         President & CEO

                               January 1993 to January 1998     Vice President - Rates
                                                                    and Finance

                               April 1992 to January 1993       Director of Rates and Finance

Arthur L. Pendleton, 47        February 1998 to present         Executive Vice President
                                                                    & COO

                               January 1991 to January 1998     Vice President - Operations

Roger L. Baumgardner, 56       January 1986 to present          Vice President, Secretary and
                                                                    Treasurer








Item 4.    Submission of Matters to a Vote of Security Holders.

           Executive Officers of the Registrant (continued)

John S. D'Orazio, 38           February 1998 to present         Vice President - Marketing
                                                                    & New Construction

                               June 1995 to January 1998        Director - Marketing & New
                                                                    Construction

                               February 1995 to June 1995       Service Superintendent

                               June 1993 to February 1995       Distribution Superintendent


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.

               The information set forth under the caption "Market Price and Dividend Information" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 6.        Selected Financial Data.

               The information set forth under the caption "Selected Financial Data" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information set forth under the captions "Review of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.

Item 8.        Financial Statements and Supplementary Data.

               The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth in the 1998 Annual Report to Shareholders are incorporated herein by reference:

               1.     Independent Auditors' Report

               2.     Consolidated Balance Sheets as of September 30, 1998 and
                      1997

               3. Consolidated Statements of Earnings for the Years Ended September 30, 1998, 1997 and 1996

               4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

               5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

               6. Notes to Consolidated Financial Statements as of September 30, 1998 and 1997 and Years Ended September 30, 1998, 1997 and 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               At its meeting on July 28, 1997, the Board of Directors of Roanoke Gas Company (the "Company"), upon recommendation of the Audit Committee, appointed Deloitte & Touche LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the years ending September 30, 1998, 1999 and 2000. KPMG Peat Marwick LLP ("KPMG") previously had served as the Company's certifying accountants since 1990. The Board of Directors solicited competitive bids from accountants interested in serving as the Company's auditor. From the bids received, the Audit Committee recommended Deloitte & Touche LLP to the Board of Directors. KPMG's engagement terminated after completion of the 1997 audit.

               KPMG's auditors' reports on the Company's financial statements for the two fiscal years ended September 30, 1997 contained no adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During Roanoke Gas Company's fiscal years ending September 30, 1997 and 1996, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its auditors' reports.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.

               For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors of Roanoke Gas" in the Proxy Statement/Prospectus for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement/Prospectus for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company, is incorporated herein by reference.

Item 11.       Executive Compensation.

               The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement/Prospectus for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company, is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

               The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "The Annual Shareholders Meeting" and "Security Ownership of Management" in the Proxy Statement/Prospectus for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company, is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions.

               The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" in the Proxy Statement/Prospectus for the 1999 Annual Meeting of Shareholders of Roanoke Gas Company, is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

                  3. Exhibits to this Form 10-K are as follows:

             Exhibit No.       Description

                3 (a)          Articles of Incorporation, as amended, of
                               Roanoke Gas Company (incorporated herein by
                               reference to Exhibit 3(a) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                               1997)

                3 (b) Bylaws, as amended, of Roanoke Gas Company (incorporated herein by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

                4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value (incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                4  (b)         Article I of the Bylaws of Roanoke Gas Company
                               (included in Exhibit 3(b) hereto)

                4  (c)         Instruments defining the rights of holders of
                               long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (b)         Interruptible Transportation Agreement
                               between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (k)         Gas Transportation Agreement, for use under
                               FT-A rate schedule, between Tennessee Gas
                               Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (l)         Gas Transportation Agreement, for use under
                               IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (m) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (o)         Certificate of Public Convenience and
                               Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (p)         Certificate of Public Convenience and
                               Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (q)         Certificate of Public Convenience and
                               Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (r)         Certificate of Public Convenience and
                               Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (s)         Certificate of Public Convenience and
                               Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated hereing by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (v)         Ordinance of the City of Bluefield, West
                               Virginia dated as of August 23, 1979
                               (incorporated herein by reference to Exhibit
                               10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

                10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

                10 (y)*        Consulting Agreement between Albert W.
                               Buckley and Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to
                               Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                               1992)

                10 (z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (a)(a)      Contract between Roanoke Gas Company
                               and Diversified Energy Services, Inc. dated
                               December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration
                               Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (b) (b)     Service Agreement between Bluefield Gas Company
                               and Commonwealth Public Service Corporation dated
                               January 1, 1981 (incorporated herein by reference
                               to Exhibit 10(f)(f) of Registration Statement No.
                               33-36605, on Form S-2, filed with the Commission
                               on August 29, 1990, and amended by Amendment No.
                               1, filed with the Commission on September 19,
                               1990)

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

                10 (d)(d)*     Consulting Services Agreement between Edward C.
                               Dunbar and Roanoke Gas Company dated February 25,
                               1991 (incorporated herein by reference to Exhibit
                               10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10 (e)(e)*     Consultation Contract between Gordon C. Willis
                               and Roanoke Gas Company dated April 29, 1991
                               (incorporated herein by reference to Exhibit
                               10(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10 (f)(f)      Gas Storage Contract under rate schedule FS
                               (Market Area) Portland between Tennessee Gas
                               Pipeline Company and Roanoke Gas Company dated
                               November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual
                               Report on Form 10-K for the fiscal year ended
                               September 30, 1994)

                10 (g)(g)      FTS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (h)(h)      ITS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (i)(i)      FSS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (j)(j)      SST Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (k)(k)      FTS-1 Service Agreement between Columbia Gas
                               Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual
                               Report on Form 10-K for the fiscal year ended
                               September 30, 1994)

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

                10 (n)(n)      Gas Franchise Agreement between the Town of
                               Vinton, Virginia, and Roanoke Gas Company dated
                               July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (o)(o)      Gas Franchise Agreement between the City of
                               Salem, Virginia, and Roanoke Gas Company dated
                               July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (p)(p)      Gas Franchise Agreement between the City of
                               Roanoke, Virginia, and Roanoke Gas Company dated
                               July 12, 1996(incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (q)(q)*     Consulting Agreement between W. Bolling Izard and
                               Roanoke Gas Company dated January 27, 1997

                10 (r)(r)*     Roanoke Gas Company Restricted Stock Plan for
                               Outside Directors

                10 (s)(s)      FTA Gas Transportation Agreement effective
                               November 1, 1998, between East Tennessee Natural
                               Gas Company and Roanoke Gas Company

                10 (t)(t)      SST Service Agreement effective November 1, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (u)(u)      FSS Service Agreement effective April 1, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (v)(v)      FTS Precedent Agreement effective August 7, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (w)(w)      Firm Storage Service Agreement effective March
                               19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company

                10 (x)(x)      FTS-2 Service Agreement effective February 1,
                               1994, between Columbia Gulf Transmission Company and Bluefield Gas Company

                10 (y)(y)      Firm Transportation Agreement effective December
                               31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company

                10 (z)(z)*     Agreement for Consulting Services effective
                               January 26, 1998, between Frank A. Farmer, Jr.
                               and Roanoke Gas Company

                10 (a)(a)(a)*  Agreement for Consulting Services effective
                               January 26, 1998, between John H. Parrott and Roanoke Gas Company

                13 1998 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                23 (a)         Consent of Deloitte & Touche LLP

                23 (b)         Consent of KPMG Peat Marwick LLP

                27             Financial Data Schedule

                99 Letter of KPMG Peat Marwick LLP (incorporated herein by reference to Exhibit 99 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

             * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

           (b) Reports on Form 8-K:

                None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ROANOKE GAS COMPANY



                          By:  s/Roger L. Baumgardner         December 9, 1998
                                 Roger L. Baumgardner               Date
                               Vice President, Secretary and
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John B. Williamson, III      December 9, 1998  President, Chief Executive
John B. Williamson, III             Date          Officer and Director


s/Roger L. Baumgardner         December 9, 1998  Vice President, Secretary and
Roger L. Baumgardner                Date          Treasurer (Principal
                                                  Accounting Officer)


s/Lynn D. Avis                 December 9, 1998  Director
Lynn D. Avis                        Date


s/Abney S. Boxley, III         December 9, 1998  Director
Abney S. Boxley, III                Date


s/Frank T. Ellett              December 9, 1998  Director
Frank T. Ellett                     Date


s/Frank A. Farmer, Jr.         December 9, 1998  Director
Frank A. Farmer, Jr.                Date


s/Wilbur L. Hazlegrove         December 9, 1998  Director
Wilbur L. Hazlegrove                Date


s/J. Allen Layman              December 9, 1998  Director
J. Allen Layman                     Date


s/Thomas L. Robertson          December 9, 1998  Director
Thomas L. Robertson                 Date


s/S. Frank Smith               December 9, 1998  Director
S. Frank Smith                      Date

                                 EXHIBIT INDEX


             Exhibit No.       Description

                3 (a)          Articles of Incorporation, as amended, of
                               Roanoke Gas Company (incorporated herein by
                               reference to Exhibit 3(a) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                               1997)

                3 (b) Bylaws, as amended, of Roanoke Gas Company (incorporated herein by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

                4 (a) Specimen copy of certificate for Roanoke Gas Company common stock, $5.00 par value (incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                4  (b)         Article I of the Bylaws of Roanoke Gas Company
                               (included in Exhibit 3(b) hereto)

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

                10 (l)         Gas Transportation Agreement, for use under
                               IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (m) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (o)         Certificate of Public Convenience and
                               Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (p)         Certificate of Public Convenience and
                               Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (q)         Certificate of Public Convenience and
                               Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (r)         Certificate of Public Convenience and
                               Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (s)         Certificate of Public Convenience and
                               Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated hereing by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (v)         Ordinance of the City of Bluefield, West
                               Virginia dated as of August 23, 1979
                               (incorporated herein by reference to Exhibit
                               10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

                10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

                10 (y)*        Consulting Agreement between Albert W.
                               Buckley and Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to
                               Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30,
                               1992)

                10 (z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (a)(a)      Contract between Roanoke Gas Company
                               and Diversified Energy Services, Inc. dated
                               December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration
                               Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                10 (b) (b)     Service Agreement between Bluefield Gas Company
                               and Commonwealth Public Service Corporation dated
                               January 1, 1981 (incorporated herein by reference
                               to Exhibit 10(f)(f) of Registration Statement No.
                               33-36605, on Form S-2, filed with the Commission
                               on August 29, 1990, and amended by Amendment No.
                               1, filed with the Commission on September 19,
                               1990)

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

                10 (d)(d)*     Consulting Services Agreement between Edward C.
                               Dunbar and Roanoke Gas Company dated February 25,
                               1991 (incorporated herein by reference to Exhibit
                               10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10 (e)(e)*     Consultation Contract between Gordon C. Willis
                               and Roanoke Gas Company dated April 29, 1991
                               (incorporated herein by reference to Exhibit
                               10(i)(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

                10 (f)(f)      Gas Storage Contract under rate schedule FS
                               (Market Area) Portland between Tennessee Gas
                               Pipeline Company and Roanoke Gas Company dated
                               November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual
                               Report on Form 10-K for the fiscal year ended
                               September 30, 1994)

                10 (g)(g)      FTS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (h)(h)      ITS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (i)(i)      FSS Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (j)(j)      SST Service Agreement between Columbia Gas
                               Transmission Corporation and Bluefield Gas
                               Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

                10 (k)(k)      FTS-1 Service Agreement between Columbia Gas
                               Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual
                               Report on Form 10-K for the fiscal year ended
                               September 30, 1994)

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

                10 (n)(n)      Gas Franchise Agreement between the Town of
                               Vinton, Virginia, and Roanoke Gas Company dated
                               July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (o)(o)      Gas Franchise Agreement between the City of
                               Salem, Virginia, and Roanoke Gas Company dated
                               July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (p)(p)      Gas Franchise Agreement between the City of
                               Roanoke, Virginia, and Roanoke Gas Company dated
                               July 12, 1996(incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

                10 (q)(q)*     Consulting Agreement between W. Bolling Izard and
                               Roanoke Gas Company dated January 27, 1997

                10 (r)(r)*     Roanoke Gas Company Restricted Stock Plan for
                               Outside Directors

                10 (s)(s)      FTA Gas Transportation Agreement effective
                               November 1, 1998, between East Tennessee Natural
                               Gas Company and Roanoke Gas Company

                10 (t)(t)      SST Service Agreement effective November 1, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (u)(u)      FSS Service Agreement effective April 1, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (v)(v)      FTS Precedent Agreement effective August 7, 1997,
                               between Columbia Gas Transmission Corporation and
                               Roanoke Gas Company

                10 (w)(w)      Firm Storage Service Agreement effective March
                               19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company

                10 (x)(x)      FTS-2 Service Agreement effective February 1,
                               1994, between Columbia Gulf Transmission Company and Bluefield Gas Company

                10 (y)(y)      Firm Transportation Agreement effective December
                               31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company

                10 (z)(z)*     Agreement for Consulting Services effective
                               January 26, 1998, between Frank A. Farmer, Jr.
                               and Roanoke Gas Company

                10 (a)(a)(a)*  Agreement for Consulting Services effective
                               January 26, 1998, between John H. Parrott and Roanoke Gas Company

                13 1998 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                21 Subsidiaries of the Company (incorporated herein by reference to Exhibit (22) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

                23 (a)         Consent of Deloitte & Touche LLP

                23 (b)         Consent of KPMG Peat Marwick LLP

                27             Financial Data Schedule

                99 Letter of KPMG Peat Marwick LLP (incorporated herein by reference to Exhibit 99 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

             * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).