Form 10-K/A
period 1998-09-30
ROANOKE GAS CO
filed 1999-01-19
CIK 84279

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


           The cornerstone of Order 636 was the "unbundling" of pipeline services to provide a number of choices to shippers. The pipelines retained the responsibility of transporting contracted firm volumes for their shippers but are no longer responsible for obtaining the natural gas supplies. The Company now chooses who it buys its gas from, how much storage gas to purchase, how much transportation capacity to keep and how much to release. The Company constantly monitors its gas requirements to minimize exposure to pipeline penalties for insufficient supplies or excessive gas injections. The Company's "shipper" responsibilities bring increased scrutiny from the state commissions as they monitor the Company's gas purchasing practices to assure that a "least cost with adequate reliability" policy is followed. Accordingly, the Company has worked diligently to ensure that its customers will have an economical and reliable gas supply. Management believes the relationships the Company has built with its suppliers as it constructed a supply portfolio will allow it to continue to attain this goal.

           The post Order 636 function of the pipelines is simply to transport natural gas volumes for their shippers in a safe and efficient manner. The pipelines issue restrictions on secondary receipt and delivery points during periods of heavy demand that may affect the gas supply economics. The pipelines retained the responsibilities for transportation, title tracking, and measurement o natural gas deliveries.


           The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long-term and mid-term

           Suppliers (continued)

           suppliers currently include Amoco Energy Trading, Columbia Energy Services, Cabot Oil and Gas, Coral Energy, Engage Energy and Southern Company Energy Marketing.

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

           Having two major pipeline transporters, a shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has been, and intends to continue to be, flexible and creative as it markets its own transportation

           Suppliers (continued)

           capacity and makes its gas purchasing decisions. The Company believes that Order 636 provides regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

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

           Regulation

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

           Both Roanoke Gas and Bluefield operated manufactured gas plants
           (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of the process was coal tar, and the potential exists for on-site tar waste contaminants at former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement

           Regulation (continued)

           between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs at the Bluefield site, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's consolidated financial condition.

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

           J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

           Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - 111 acres.

           Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - 255 acres.

           Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

           The network of distribution lines includes the cities of Roanoke and Salem, the Town of Vinton, and the counties of Roanoke, Montgomery, Botetourt and Bedford. These distribution lines are used to interconnect metering stations and supply and storage facilities with customers.


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

           (b) Reports on Form 8-K:

                None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ROANOKE GAS COMPANY



                          By:  s/Roger L. Baumgardner         January 15, 1999
                                 Roger L. Baumgardner               Date
                               Vice President, Secretary and
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John B. Williamson, III      January 15, 1999  President, Chief Executive
John B. Williamson, III             Date          Officer and Director


s/Roger L. Baumgardner         January 15, 1999  Vice President, Secretary and
Roger L. Baumgardner                Date          Treasurer (Principal
                                                  Accounting Officer)


s/Lynn D. Avis                 January 15, 1999  Director
Lynn D. Avis                        Date


s/Abney S. Boxley, III         January 15, 1999  Director
Abney S. Boxley, III                Date


s/Frank T. Ellett              January 15, 1999  Director
Frank T. Ellett                     Date


s/Frank A. Farmer, Jr.         January 15, 1999  Director
Frank A. Farmer, Jr.                Date


s/Wilbur L. Hazlegrove         January 15, 1999  Director
Wilbur L. Hazlegrove                Date


s/J. Allen Layman              January 15, 1999  Director
J. Allen Layman                     Date


s/Thomas L. Robertson          January 15, 1999  Director
Thomas L. Robertson                 Date


s/S. Frank Smith               January 15, 1999  Director
S. Frank Smith                      Date

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