Form 10-K/A
period 1998-09-30
ROANOKE GAS CO
filed 1999-01-27
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2
                                 TO FORM 10-K

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

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant as of January 20, 1999.      $36,100,120


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


               Class                          Outstanding at January 20, 1999
--------------------------------------    -------------------------------------
     COMMON STOCK, $5 PAR VALUE                       1,805,006 SHARES



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


           On October 16, 1998, Roanoke Gas and Resources have filed a joint application with the Securities and Exchange Commission requesting approval of the reorganization under Section 10 of the Federal Public Utility Holding Company Act of 1935. Resources intends, upon consummation and reorganization to file a claim of exemption from all provisions of that Act (except with respect to certain acquisitions and investments) on the basis that Resources and its material public utility subsidiaries are predominantly intrastate in character. Both the Virginia Commission and the West Virginia Commission must approve or consent to the reorganization. On October 21, 1998, the Company filed with the Virginia and West Virginia Commissions applications for authorization to undertake the holding company restructuring. The Company has since received authorizations from both the Virginia and West Virginia Commissions. The reorganization also requires the approval of more than two-thirds of the outstanding shares of Roanoke Gas common stock. There can be no assurance that Roanoke Gas and Resources will obtain all required regulatory or other approvals, or that such approvals will be granted on terms acceptable to Roanoke Gas. Detailed information regarding the proposed reorganization is set out in Roanoke Gas' Proxy Statement for its 1999 Annual Meeting of Shareholders.


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

            4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

            5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

            6. Notes to Consolidated Financial Statements as of September 30, 1998 and 1997 and Years Ended September 30, 1998, 1997 and 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


            At its meeting on July 28, 1997, the Board of Directors of Roanoke Gas Company (the "Company"), upon recommendation of the Audit Committee, appointed Deloitte & Touche LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the years ending September 30, 1998, 1999 and 2000. KPMG^ LLP ("KPMG") previously had served as the Company's certifying accountants since 1990. The Board of Directors solicited competitive bids from accountants interested in serving as the Company's auditor. From the bids received, the Audit Committee recommended Deloitte & Touche LLP to the Board of Directors. KPMG received notification on July 30, 1997 that their appointment as principal accountants would be terminated upon completion of the 1997 audit. KPMG's engagement terminated after completion of the 1997 audit, on December 19, 1997.

            KPMG's auditors' reports on the Company's financial statements for the two fiscal years ended September 30, 1997 contained no adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During Roanoke Gas Company's fiscal years ending September 30, 1997 and 1996 and during the subsequent interim period through December 19, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its auditors' reports.


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

           (b) Reports on Form 8-K:

                None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ROANOKE GAS COMPANY



                          By:  s/Roger L. Baumgardner         January 27, 1999
                                 Roger L. Baumgardner               Date
                               Vice President, Secretary and
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John B. Williamson, III      January 27, 1999  President, Chief Executive
John B. Williamson, III             Date          Officer and Director


s/Roger L. Baumgardner         January 27, 1999  Vice President, Secretary and
Roger L. Baumgardner                Date          Treasurer (Principal
                                                  Accounting Officer)


s/Lynn D. Avis                 January 27, 1999  Director
Lynn D. Avis                        Date


s/Abney S. Boxley, III         January 27, 1999  Director
Abney S. Boxley, III                Date


s/Frank T. Ellett              January 27, 1999  Director
Frank T. Ellett                     Date


s/Frank A. Farmer, Jr.         January 27, 1999  Director
Frank A. Farmer, Jr.                Date


s/Wilbur L. Hazlegrove         January 27, 1999  Director
Wilbur L. Hazlegrove                Date


s/J. Allen Layman              January 27, 1999  Director
J. Allen Layman                     Date


s/Thomas L. Robertson          January 27, 1999  Director
Thomas L. Robertson                 Date


s/S. Frank Smith               January 27, 1999  Director
S. Frank Smith                      Date

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