Form 10-K/A
period 1998-09-30
ROANOKE GAS CO
filed 1999-01-28
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 3
                                 TO FORM 10-K

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

            4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

            5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

            6. Notes to Consolidated Financial Statements as of September 30, 1998 and 1997 and Years Ended September 30, 1998, 1997 and 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            At its meeting on July 28, 1997, the Board of Directors of Roanoke Gas Company (the "Company"), upon recommendation of the Audit Committee, appointed Deloitte & Touche LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the years ending September 30, 1998, 1999 and 2000. KPMG LLP ("KPMG") previously had served as the Company's certifying accountants since 1990. The Board of Directors solicited competitive bids from accountants interested in serving as the Company's auditor. From the bids received, the Audit Committee recommended Deloitte & Touche LLP to the Board of Directors. KPMG received notification on July 30, 1997 that their appointment as principal accountants would be terminated upon completion of the 1997 audit. KPMG's engagement terminated after completion of the 1997 audit, on December 19, 1997.

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

           (b) Reports on Form 8-K:

                None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ROANOKE GAS COMPANY



                          By:  s/Roger L. Baumgardner         January 28, 1999
                                 Roger L. Baumgardner               Date
                               Vice President, Secretary and
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John B. Williamson, III      January 28, 1999  President, Chief Executive
John B. Williamson, III             Date          Officer and Director


s/Roger L. Baumgardner         January 28, 1999  Vice President, Secretary and
Roger L. Baumgardner                Date          Treasurer (Principal
                                                  Accounting Officer)


s/Lynn D. Avis                 January 28, 1999  Director
Lynn D. Avis                        Date


s/Abney S. Boxley, III         January 28, 1999  Director
Abney S. Boxley, III                Date


s/Frank T. Ellett              January 28, 1999  Director
Frank T. Ellett                     Date


s/Frank A. Farmer, Jr.         January 28, 1999  Director
Frank A. Farmer, Jr.                Date


s/Wilbur L. Hazlegrove         January 28, 1999  Director
Wilbur L. Hazlegrove                Date


s/J. Allen Layman              January 28, 1999  Director
J. Allen Layman                     Date


s/Thomas L. Robertson          January 28, 1999  Director
Thomas L. Robertson                 Date


s/S. Frank Smith               January 28, 1999  Director
S. Frank Smith                      Date

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