Form 10-Q
period 1998-12-31
ROANOKE GAS CO
filed 1999-02-10
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended             December 31, 1998

Commission File No.                  0-367


                              ROANOKE GAS COMPANY
------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

                  VIRGINIA                            54-0359895
------------------------------------------------------------------------------
             (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)        Identification No.)

             519 Kimball Ave., N.E., Roanoke, VA                  24016
------------------------------------------------------------------------------
             (Address of Principal Executive Offices)           (Zip Code)

                                (540) 777-4427
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                     None
------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

                Class                      Outstanding at December 31, 1998
        Common Stock, $5 Par Value                1,803,334 Shares


ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

UNAUDITED
---------
                                                   December 31,         September 30,
ASSETS                                                 1998                 1998
======                                            ---------------      --------------

UTILITY PLANT:
Utility Plant in Service                          $  71,489,278        $ 69,986,124
Accumulated Depreciation                            (25,154,260)        (24,644,581)
                                                  ---------------      --------------

Utility Plant in Service, Net                        46,335,018          45,341,543
Construction Work-In-Progress                         1,323,247           1,674,543
                                                  ---------------      --------------

Utility Plant, Net                                   47,658,265          47,016,086
                                                  ---------------      --------------


NONUTILITY PROPERTY:
Propane                                              11,533,716          10,188,124
Accumulated Depreciation                             (3,281,724)         (3,059,870)
                                                  ---------------      --------------

Nonutility Property, Net                              8,251,992           7,128,254
                                                  ---------------      --------------

CURRENT ASSETS:
Cash and Cash Equivalents                                63,915              84,037
Accounts Receivable - (Less Allowance
   for Uncollectibles of $489,121
   and $368,345, Respectively)                        9,857,172           3,051,474
Inventories                                           7,070,396           7,969,730
Prepaid Income Taxes                                          -             712,687
Deferred Income Taxes                                 2,109,341           1,868,888
Other                                                   518,790             451,027
                                                  ---------------      --------------

Total Current Assets                                 19,619,614          14,137,843
                                                  ---------------      --------------

OTHER ASSETS                                            878,171             852,737
                                                  ---------------      --------------

TOTAL                                             $  76,408,042        $ 69,134,920
                                                  ===============      ==============

See condensed notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------


ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

UNAUDITED
---------
                                                   December 31,         September 30,
LIABILITIES                                            1998                 1998
===========                                       ---------------      --------------

CAPITALIZATION:
Stockholders' Equity:
   Common Stock - Par Value $5; Authorized,
   3,000,000 Shares; Issued and Outstanding
   1,803,334 and 1,794,416 Shares, Respectively   $    9,016,670       $   8,972,080
   Capital in Excess of Par Value                      9,039,054           8,909,145
   Retained Earnings                                   9,052,764           8,583,356
                                                  ---------------      --------------

Total Stockholders' Equity                            27,108,488          26,464,581

Long-Term Debt (Less Current Maturities)              20,700,000          20,700,000
                                                  ---------------      --------------

Total Capitalization                                  47,808,488          47,164,581
                                                  ---------------      --------------


CURRENT LIABILITIES:
Notes Payable                                         10,174,000           4,584,000
Dividends Payable                                        487,352             476,140
Accounts Payable                                       7,856,339           6,968,594
Income Taxes Payable                                      22,828                   -
Customers' Deposits                                      553,333             399,750
Accrued Expenses                                       4,066,983           4,224,693
Refunds From Suppliers - Due Customers                    85,121              85,572
Purchased Gas Adjustments                              1,353,206           1,269,829
                                                  ---------------      --------------

Total Current Liabilities                             24,599,162          18,008,578
                                                  ---------------      --------------


DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                  3,557,084           3,508,838
Deferred Investment Tax Credits                          443,308             452,923
                                                  ---------------      --------------

Total Deferred Credits and Other Liabilities           4,000,392           3,961,761
                                                  ---------------      --------------


TOTAL                                             $   76,408,042       $  69,134,920
                                                  ===============      ==============






ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

UNAUDITED
---------
                                                          Three Months Ended
                                                             December 31,

                                                       1998                 1997
                                                  ---------------      --------------
OPERATING REVENUES:
  Gas utilities                                   $   14,029,259       $  18,083,161
  Propane operations                                   2,414,933           2,712,860
                                                  ---------------      --------------
Total operating revenues                              16,444,192          20,796,021
                                                  ---------------      --------------

COST OF GAS:
  Gas utilities                                        8,721,647          11,980,888
  Propane operations                                   1,101,766           1,349,854
                                                  ---------------      --------------
Total cost of gas                                      9,823,413          13,330,742
                                                  ---------------      --------------

OPERATING MARGIN                                       6,620,779           7,465,279
                                                  ---------------      --------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                                   1,960,828           1,939,223
    Maintenance                                          308,721             312,053
    Taxes - general                                      624,596             739,391
    Taxes - income                                       405,254             638,173
    Depreciation and amortization                        753,718             711,880
  Propane operations (including taxes - income of
    $109,644 and $212,344, respectively)               1,122,948           1,052,614
                                                  ---------------      --------------

Total other operating expenses                         5,176,065           5,393,334
                                                  ---------------      --------------

OPERATING EARNINGS                                     1,444,714           2,071,945
                                                  ---------------      --------------

OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Merchandising and jobbing, net                        50,512              30,188
    Other deductions                                     (20,739)            (26,642)
    Taxes - income                                       (10,449)             (1,234)
  Propane operations, net                                 39,666              63,508
                                                  ---------------      --------------
Total other income and deductions                         58,990              65,820
                                                  ---------------      --------------

EARNINGS BEFORE INTEREST CHARGES                       1,503,704           2,137,765
                                                  ---------------      --------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                       392,160             389,345
    Other interest                                        94,960             179,432
  Propane operations                                      59,825              24,754
                                                  ---------------      --------------
Total interest charges                                   546,945             593,531
                                                  ---------------      --------------

NET EARNINGS                                             956,759           1,544,234
                                                  ===============      ==============

BASIC AND DILUTED EARNINGS PER COMMON SHARE                $0.53               $1.00
                                                  ===============      ==============

CASH DIVIDENDS PER COMMON SHARE                           $0.270              $0.265
                                                  ===============      ==============

See consolidated notes to condensed consolidated financial statements.
------------------------------------------------------------------------------


ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------

UNAUDITED
---------
                                                                                        Three Months Ended
                                                                                            December 31,

                                                                                 1998                         1997
                                                                         ---------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $      956,759               $     1,544,234
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                1,016,342                       946,151
  Gain on disposal of utility and nonutility property                             (1,652)                            -
  Loss on sale of other assets                                                         -                           566
  Decrease in Deferred taxes and investment tax credits                         (201,822)                     (748,117)
  Changes in assets and liabilities which used cash, exclusive of
    changes and noncash transactions shown separately                         (4,297,501)                   (3,345,971)
                                                                         ---------------------          --------------------
      Net cash  used in operating activities                                  (2,527,874)                   (1,603,137)
                                                                         ---------------------          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant in service and under construction
   and nonutility property                                                    (2,785,282)                   (2,257,297)
Cost of removal of utility plant, net                                            (10,834)                      (20,603)
Proceeds from disposal of equipment                                               15,509                        13,470
Proceeds from sale of other assets                                                     -                       173,334
                                                                         ---------------------          --------------------
      Net cash used in investing activities                                   (2,780,607)                   (2,091,096)
                                                                         ---------------------          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                               -                     1,700,000
Retirement of long-term debt and payments on obligations
  under capital leases                                                                 -                    (2,521,166)
Net borrowings under lines of credit                                           5,590,000                     4,718,000
Cash dividends paid                                                             (476,140)                     (397,527)
Proceeds from issuance of stock                                                  174,499                       177,168
Capital stock expense                                                                  -                        (7,142)
                                                                         ---------------------          --------------------
      Net cash provided by  financing activities                               5,288,359                     3,669,333
                                                                         ---------------------          --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (20,122)                      (24,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  84,037                       116,045
                                                                         ---------------------          --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        63,915                        91,145
                                                                         =====================          ====================

SUPPLEMENTAL INFORMATION:
Interest paid                                                                    890,153                       798,008
Income taxes paid (refunded), net                                                 (8,346)                       99,003

NONCASH TRANSACTIONS:

The assets of a propane company were acquired in 1997 in exchange for 34,317 shares of stock for a total value of $617,706 in December 1997.

See condensed notes to condensed consolidated financial statements
-------------------------------------------------------------------------------

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's financial position as of December 31, 1998 and September 30, 1998, and the results of its operations and its cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not indicative of the results to be expected for the fiscal year ending September 30, 1999.

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

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company has entered from time to time into arrangements for hedging the price of natural gas and propane gas for the purpose of providing price stability during the winter months. The Company has not fully analyzed the impact of the provisions of FAS No. 133 on the Company's financial statements.

5. The Company acquired the bulk propane assets of Four C's Enterprises, Inc., a small propane company in West Virginia, on December 15, 1998. The acquisition was accounted for by the purchase method of accounting with a total purchase price of $408,000. Goodwill will be amortized on a straight-line basis over a 15 year period.

6. Earnings per common share are based on the weighted average number of shares outstanding during each period (1,800,690 and 1,542,418 for the three-month periods ended December 31, 1998 and 1997, respectively) and the weighted average number of shares outstanding assuming dilution (1,803,582 and 1,547,476 for the three-month periods ended December 31, 1998 and 1997, respectively). The difference between the weighted average number of shares relates to the dilutive effect of 2,892 and 5,058 shares for the three-month periods ended December 31, 1998 and 1997 associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------



7. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations

Consolidated net earnings for the three-month period ended December 31, 1998 was $956,759 compared to $1,544,234 for the same period last year.

The operating margin decreased $844,500, or 11.3 percent, in the current quarter from the same period last year due to sharply warmer weather. The weather was unusually mild in November and December with temperatures averaging 24 percent warmer than for the same quarter last year. As a result of the weather, total natural gas deliveries decreased by 617,660 MCF, or 17 percent. Propane deliveries declined by 92,444 gallons, or 3.5 percent, as the impact of the weather was mitigated by a 29 percent increase in the number of propane customers from the same quarter last year. The impressive customer growth has been achieved through an aggressive marketing campaign and from the addition of customers resulting from the propane company acquisition completed in December 1998.

Other operations expenses and maintenance expenses for the current quarter were comparable to the same period last year. Increases in benefit costs were offset by declines in bad debt and other expenses. General taxes declined 15.5 percent from last year as revenue-sensitive taxes followed a 21 percent decline in revenues. Capital expenditures for adding new customers to the natural gas distribution system and renewing older facilities have increased depreciation expense over last year's levels. Propane operations reflected a modest increase in expenses of $70,334, or 6.7 percent with increases in depreciation, marketing expenses and property taxes resulting from the exceptional growth in customers in the Company's propane subsidiary. Interest charges decreased as the Company's average total debt position and average effective interest rate for the quarter decreased due to the equity issue in January 1998 and long-term debt refinancing also completed last year.

The three-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1999. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months. Furthermore, as the warm weather has significantly impacted the first quarter's results of operations, management is implementing a major expense reduction program over the remaining nine months. All nonessential expense budgets have been reduced or eliminated with a strong emphasis on using expense reductions to help offset the impact of weather. Critical operations and safety will remain a top priority.

On December 15, 1998, the Company completed the acquisition of the bulk propane assets of Four C's Enterprises, Inc., a small propane company located in West Virginia. The acquisition, accounted for under the purchase method of accounting, added 388 customers to the propane operations.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Regulatory Affairs

The Company has one rate case application pending before regulatory bodies. Roanoke Gas Company filed an application with the Virginia State Corporation Commission on September 30, 1998, requesting an annual increase in non-gas rates of $877,000. New rates will be placed into effect on March 1, 1999, subject to refund. A hearing on the rate case is scheduled for April 1999 with a final order expected in late 1999.

In the federal regulatory arena, the Company filed a Form U-1 with the Securities and Exchange Commission on October 16, 1998, seeking approval to reorganize the Company into a holding company with three separate subsidiaries. The filing provides that the holding company will be established as RGC Resources, Inc., and the subsidiaries will be Roanoke Gas Company, Bluefield Gas Company, and Diversified Energy Company.

The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The Securities and Exchange Commission approved the Company's S-4 filing on January 28, 1999. The S-4 is a required exhibit to the U-1 filing. The only remaining item required is shareholder approval of the reorganization.

Year 2000

Roanoke Gas Company has made significant progress in addressing the Year 2000 issue. The Year 2000 concern is caused by the movement from 1999 to the year 2000. Many computer-based systems rely on the last two numbers of the date to distinguish the year, and many of these systems will not recognize "00" as an acceptable date. Even if systems will accept "00" as an appropriate date, many systems will not distinguish the year 2000 from year 1900. Like all other companies that use application software and rely on a computer-based infrastructure that includes microprocessor systems, the Year 2000 issue affects many areas of the Company's operations. The Company has formed a Year 2000 Task Force comprised of a comprehensive group of employees who have developed a written plan that addresses communications, system conversions, system testing and contingency planning.

The Company has conducted an extensive inventory to identify and categorize all of its internal systems which may be date-sensitive. These internal systems control, monitor, or assist in the operation of the Company, its equipment and machinery. Generally, these systems contain microprocessor chips, integrated circuits, or computer boards. The Company identified date-sensitive applications in customer service, operations, financial systems, end-user applications, storage and distribution systems, meters, telecommunications, vehicles, building controls and other areas. With these systems identified, each system is reviewed to determine how it can be tested. When applicable, manufacturers of each item are contacted concerning available compliance information. An industry consultant is assisting the Company with this phase.

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


The Company started upgrading internal systems in the winter of 1996 and completed the majority of the upgrades by the fall of 1997. These systems cover the entire scope of the business, ranging from the Payroll System to the Customer Information System. There is a plan in place to upgrade the remaining internal system applications by the spring of 1999. Most systems have been in production for a minimum of ten months. With baseline validation complete, testing for the Year 2000 and other key dates has begun. In October 1998, the Company set up a training and testing lab, and operating system testing was completed in November 1998. The Company began performing tests on all software applications in December 1998 and such testing is scheduled to be completed in the spring of 1999. The Company intends to perform necessary remediation on systems that fail. Over 70% of the Company's systems have successfully completed testing and were found to be Year 2000 compliant. The remaining 30%, which includes the propane system, remains to be tested.

Roanoke Gas has made considerable progress in upgrading its information systems to be Year 2000 compliant. Essentially, all of the core IBM AS/400 systems have been upgraded, with the exception of propane, which should be completed by mid-1999. All Local Area Network (LAN) and Wide Area Network (WAN) systems have been upgraded. The remaining systems are believed to be compliant or a plan is in place to reach compliance. We believe that most of our vendors, suppliers and major customers are dedicated to the problem with intentions of completing their efforts in a timely manner. Though our list of systems seems complete, management continues to search for systems throughout the Company that may need attention. Employee awareness and planning are a top priority of the Company's Year 2000 task force.

The Company added a segregated test environment that included a second AS/400 and an additional network file server. This should help facilitate the implementation of the new CIS, allow thorough Year 2000 testing and improve the test environment for all systems development. The segregated test environment also upgrades the Company's Disaster Recovery Planning by enabling an internal recovery hot-site.

The Company is developing a contingency plan to identify the areas with the highest potential risk of Year 2000 exposure and determining the functions that need contingency plans. The Company anticipates that the contingency plans will be developed and documented by the spring of 1999.

The Virginia Commission and the West Virginia Commission are both closely monitoring the Year 2000 conversions of all utilities in their respective states. On July 1, 1998 the Virginia Commission Staff initiated a process which required all utilities to file a summary of their progress toward Year 2000 compliance on July 22, 1998 with quarterly updates beginning in October 1998. The West Virginia Commission issued General Order No. 253 on April 30, 1998 and a Year 2000 Survey. The Order required responses by July 31, 1998, with semi-annual updates beginning in January 1999.

The Company maintains emergency operating plans for problems that could arise from both internal and external sources. With regard to internal systems, the Company believes that it has

ROANOKE GAS COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


identified and is addressing the Year 2000 compliance of the systems that pose the most significant risk to its ability to provide safe and reliable service to customers. Externally, the Company has initiated discussions with suppliers of interstate transportation capacity and relies on their testing and remediation methods to continue the supply of natural gas to its distribution system. Furthermore, the Company has received and responded to letters from many of its customers concerning our Year 2000 compliance status. Likewise, the Company has held discussions with large-volume customers concerning their Year 2000 concerns. The Company intends to continually monitor any new developments.

The Company believes that it is taking reasonable measures to ensure the safe and uninterrupted delivery on natural gas. There can be no guarantee that the systems of other companies and external services, such as water, electricity, and telephone, on which the Company's operations rely, will be timely converted, or will be converted in a manner compatible with the Company's systems. If this were to occur, it would create a significant barrier to providing service to the Company's customers and could result in material increases in operating expenses and lost revenues.

To date, the Company has spent approximately $35,000 on Year 2000 remediation activities. The Company projects that it will spend an additional $109,000, over and above otherwise planned upgrades to systems and hardware, over the course of the next year to complete its Year 2000 readiness plan.

Environmental Issues

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP site. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition.

                          Part II - Other Information

Item 2.  Changes in Securities.

         Pursuant to the Roanoke Gas Company Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended December 31, 1998, the Company issued a total of 410 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

               Investment Date       Price     Number of Shares
                  10-1-98           $20.000           135
                  11-1-98           $19.250           140
                  12-1-98           $20.063           135


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   ROANOKE GAS COMPANY



Date:  February 9, 1999            By:     s/Roger L. Baumgardner
                                             Roger L. Baumgardner
                                             Vice President/Secretary, Treasurer
                                             And Principal Accounting Officer