Form 10-Q
period 1999-03-31
ROANOKE GAS CO
filed 1999-05-14
CIK 84279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1999

Commission File No.         0-367


                               ROANOKE GAS COMPANY
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

              VIRGINIA                                   54-0359895
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

   519 Kimball Ave., N.E., Roanoke, VA                      24016
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (540) 777-4427
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      None
-------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)


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

         Class                              Outstanding at March 31, 1999
Common Stock, $5 Par Value                         1,813,041 Shares




ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

UNAUDITED

                                              March 31,           September 30,
ASSETS                                          1999                  1998
======
                                           ---------------       ---------------

UTILITY PLANT:
Utility Plant in Service                     $72,435,457           $69,986,124
Accumulated Depreciation                     (25,521,967)          (24,644,581)
                                           ---------------       ---------------

Utility Plant in Service, Net                 46,913,490            45,341,543
Construction Work-In-Progress                  1,178,485             1,674,543
                                           ---------------       ---------------

Utility Plant, Net                            48,091,975            47,016,086
                                           ---------------       ---------------


NONUTILITY PROPERTY:
Propane                                       12,436,618            10,188,124
Accumulated Depreciation                      (3,504,617)           (3,059,870)
                                           ---------------       ---------------

Nonutility Property, Net                       8,932,001             7,128,254
                                           ---------------       ---------------

CURRENT ASSETS:
Cash and Cash Equivalents                        546,620                84,037
Accounts Receivable - (Less Allowance
   for Uncollectibles of $761,327
   and $202,652, Respectively)                10,178,811             3,051,474
Inventories                                    3,068,187             7,969,730
Prepaid Income Taxes                                   -               712,687
Deferred Income Taxes                          2,676,179             1,868,888
Purchased Gas Adjustments                              -                     -
Other                                            433,043               451,027
                                           ---------------       ---------------

Total Current Assets                          16,902,840            14,137,843
                                           ---------------       ---------------


OTHER ASSETS                                   1,001,513               852,737
                                           ---------------       ---------------


TOTAL                                        $74,928,329           $69,134,920
                                           ===============       ===============


See condensed notes to condensed consolidated financial statements.
------------------------------------------------------------------------------




ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------

UNAUDITED
                                                       March 31,                September 30,
LIABILITIES                                               1999                       1998
===========
                                                   ------------------         ------------------

CAPITALIZATION:
Stockholders' Equity:
   Common Stock - Par Value $5; Authorized,
   3,000,000 Shares; Issued and Outstanding
   1,813,041 and 1,794,416 Shares, Respectively          $ 9,065,205                $ 8,972,080
   Capital in Excess of Par Value                          9,184,498                  8,909,145
   Retained Earnings                                      11,253,549                  8,583,356
                                                   ------------------         ------------------

Total Stockholders' Equity                                29,503,252                 26,464,581

Long-Term Debt (Less Current Maturities)                  20,840,843                 20,700,000
                                                   ------------------         ------------------

Total Capitalization                                      50,344,095                 47,164,581
                                                   ------------------         ------------------


CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                          22,883                          -
Notes Payable                                              4,213,000                  4,584,000
Dividends Payable                                            490,152                    476,140
Accounts Payable                                           5,215,456                  6,968,594
Income Taxes Payable                                       2,142,885                          -
Customers' Deposits                                          585,621                    399,750
Accrued Expenses                                           4,936,575                  4,224,693
Refunds From Suppliers - Due Customers                        48,719                     85,572
Purchased Gas Adjustments                                  2,890,056                  1,269,829
                                                   ------------------         ------------------

Total Current Liabilities                                 20,545,347                 18,008,578
                                                   ------------------         ------------------


DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                      3,605,194                  3,508,838
Deferred Investment Tax Credits                              433,693                    452,923
                                                   ------------------         ------------------

Total Deferred Credits and Other Liabilities               4,038,887                  3,961,761
                                                   ------------------         ------------------


TOTAL                                                    $74,928,329                $69,134,920
                                                   ==================         ==================

See condensed notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------



ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                       Three Months Ended                           Six Months Ended
                                                            March 31,                                  March 31,
                                                   1999                  1998                   1999               1998
                                             -----------------    ------------------      ----------------    ---------------
OPERATING REVENUES:
  Gas utilities                                  $19,092,546           $18,619,490           $33,121,805        $36,702,651
  Propane operations                               3,935,263             3,130,843             6,350,196          5,843,703
                                             -----------------    ------------------      ----------------    ---------------
Total operating revenues                          23,027,809            21,750,333            39,472,001         42,546,354
                                             -----------------    ------------------      ----------------    ---------------

COST OF GAS:
  Gas utilities                                   12,042,015            11,763,128            20,763,662         23,744,016
  Propane operations                               1,695,103             1,482,679             2,796,869          2,832,533
                                             -----------------    ------------------      ----------------    ---------------
Total cost of gas                                 13,737,118            13,245,807            23,560,531         26,576,549
                                             -----------------    ------------------      ----------------    ---------------

OPERATING MARGIN                                   9,290,691             8,504,526            15,911,470         15,969,805
                                             -----------------    ------------------      ----------------    ---------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                               1,767,255             2,058,056             3,728,083          3,997,279
    Maintenance                                      183,067               330,660               491,788            642,713
    Taxes - general                                  772,998               803,052             1,397,594          1,542,443
    Taxes - income                                 1,071,466               846,912             1,476,720          1,485,085
    Depreciation and amortization                    767,390               713,802             1,521,108          1,425,682
  Propane operations (including taxes -
    income of $416,342, $320,812, $525,986
    and $533,156, respectively                     1,525,555             1,089,463             2,648,503          2,142,077
                                             -----------------    ------------------      ----------------    ---------------

Total other operating expenses                     6,087,731             5,841,945            11,263,796         11,235,279
                                             -----------------    ------------------      ----------------    ---------------

OPERATING EARNINGS                                 3,202,960             2,662,581             4,647,674          4,734,526
                                             -----------------    ------------------      ----------------    ---------------

OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
     Interest Income                                      96                   919                    96                919
    Merchandising and jobbing, net                    25,322                41,915                75,834             72,103
    Other deductions                                 (22,119)              (25,071)              (42,858)           (51,713)
    Taxes - income                                    (3,293)               (6,031)              (13,742)            (7,265)
  Propane operations, net                             21,086                 4,908                60,752             68,416
                                             -----------------    ------------------      ----------------    ---------------
Total other income and deductions                     21,092                16,640                80,082             82,460
                                             -----------------    ------------------      ----------------    ---------------

EARNINGS BEFORE INTEREST CHARGES                   3,224,052             2,679,221             4,727,756          4,816,986
                                             -----------------    ------------------      ----------------    ---------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                   391,635               388,602               783,795            777,947
    Other interest                                    72,446               125,183               167,406            304,615
  Propane operations                                  69,034                41,972               128,859             66,726
                                             -----------------    ------------------      ----------------    ---------------
Total interest charges                               533,115               555,757             1,080,060          1,149,288
                                             -----------------    ------------------      ----------------    ---------------

NET EARNINGS                                     $ 2,690,937           $ 2,123,464           $ 3,647,696        $ 3,667,698
                                             =================    ==================      ================    ===============

BASIC EARNINGS PER COMMON SHARE                  $      1.49           $      1.24           $      2.02        $      2.26
                                             =================    ==================      ================    ===============

DILUTED EARNINGS PER COMMON SHARE                $      1.48           $      1.24           $      2.02        $      2.25
                                             =================    ==================      ================    ===============

CASH DIVIDENDS PER COMMON SHARE                  $     0.270           $     0.265           $     0.540        $     0.530
                                             =================    ==================      ================    ===============

See condensed notes to condensed consolidated financial statements.
------------------------------------------------------------------------------


ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                 Three Months Ended                    Six Months Ended
                                                                     March 31,                             March 31,
                                                              1999               1998               1999               1998
                                                         ---------------    ---------------    ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $  2,690,937       $  2,123,464      $  3,647,696     $   3,667,698
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                              1,029,871            830,432         2,046,213         1,776,583
  (Gain) loss on disposal of property                             (857)             8,109            (2,509)            8,109
  Loss on sale of other assets                                       -                  -                 -               566
  Deferred taxes and investment tax credits                   (528,343)          (987,196)         (730,165)       (1,735,313)
  Changes in assets and liabilities which provided
    cash, exclusive of changes and noncash
    transactions shown separately                            5,524,480          7,207,029         1,226,979         3,861,058
                                                         ---------------    ---------------    ---------------    --------------
      Net cash provided by operating activities              8,716,088          9,181,838         6,188,214         7,578,701
                                                         ---------------    ---------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property          (1,965,933)        (1,850,975)       (4,751,215)       (4,108,272)
Cost of removal of utility plant, net                          (19,376)           (11,815)          (30,210)          (32,418)
Proceeds from disposal of equipment                              6,300              8,147            21,809            21,617
Proceeds from sale of other assets                                   -                  -                 -           173,334
                                                         ---------------    ---------------    ---------------    --------------
      Net cash used in investing activities                 (1,979,009)        (1,854,643)       (4,759,616)       (3,945,739)
                                                         ---------------    ---------------    ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                             -                  -                 -         1,700,000
Retirement of long-term debt and capital leases                      -           (342,811)                -        (2,863,977)
Net repayments under lines of credit                        (5,961,000)        (9,767,000)         (371,000)       (5,049,000)
Cash dividends paid                                           (487,353)          (417,226)         (963,493)         (814,753)
Proceeds from issuance of stock                                193,979          3,847,461           368,478         4,024,629
Capital stock expense                                                -           (238,572)                -          (245,714)
                                                         ---------------    ---------------    ---------------    --------------
      Net cash used in financing activities                 (6,254,374)        (6,918,148)         (966,015)       (3,248,815)
                                                         ---------------    ---------------    ---------------    --------------

NET INCREASE IN CASH  AND CASH
   EQUIVALENTS                                                 482,705            409,047           462,583           384,147

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          63,915             91,145            84,037           116,045
                                                         ---------------    ---------------    ---------------    --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    546,620       $    500,192      $    546,620       $   500,192
                                                         ===============    ===============    ===============    ==============


SUPPLEMENTAL INFORMATION:
Interest paid                                             $    170,011       $    656,044      $  1,060,164       $ 1,454,052
Income taxes paid (refunded), net                         $   (100,613)      $  1,161,620      $   (108,959)      $ 1,260,623

NONCASH TRANSACTIONS:

The assets of a propane company were acquired in December 1997 in exchange for
  34,317 shares of stock for a total value of $617,706.
A capital lease obligation of $163,727 was incurred when the Company entered into an equipment lease in February 1999.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Roanoke Gas Company's (the Company) financial position as of March 31, 1999 and September 30, 1998, and the results of its operations and its cash flows for the three and six months ended March 31, 1999 and 1998. The results of operations for the six months ended March 31, 1999 are not indicative of the results to be expected for the fiscal year ending September 30, 1999.

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

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company has entered into certain arrangements for hedging the price of natural gas and propane gas for the purpose of providing price stability during the winter months. The Company has not fully analyzed the impact of the provisions of FAS No. 133 on the Company's financial statements.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and six-month periods ended March 31, 1999 were 1,809,707 and 1,805,149 compared to 1,708,016 and
        1,624,307 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,813,547 and 1,808,522 for the three-month and six-month periods ended March 31, 1999 compared to 1,716,315 and 1,630,695 for the same periods last year. The difference between the

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


        weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

6. Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by- product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition.

7. See Management's Discussion and Analysis for discussion of pending reorganization of the Company into a holding company with three subsidiaries.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




Results of Operations

Consolidated net earnings for the three-month period and six-month periods ended March 31, 1999 were $2,690,937 and $3,647,696 compared to $2,123,464 and
$3,667,698 for the same period last year.

Operating margin for the three months ended March 31, 1999 increased $786,165, or 9.2 percent, over the same period last year due to increases in delivered gas volumes. Total natural gas deliveries increased by 94,390 MCF, or 2 percent. Customer growth and weather that was 4 percent colder than the same period last year accounted for the increase in volume. Propane deliveries increased by 886,354 gallons, or 29 percent, due to an ongoing aggressive marketing campaign that continues to add new customers in the propane division and from the addition of customers resulting from the propane acquisition completed in December 1998. Total propane customer base has increased by 31 percent since last March.

Other operations and maintenance expenses for the current quarter declined from the same period last year as the Company implemented expense reductions in response to the warm winter. Reductions occurred in non-essential areas of operations and maintenance including office expenses, travel, professional services and support services. Furthermore, the Company redirected its maintenance program from repair to replacement where applicable. This change allowed for expense reductions and served to complement the Company's renewal program. As a result of the changes, total payroll and benefits charged to operations and maintenance declined $194,542 from the same period last year as more labor was utilized for capital projects and to assist propane operations. General taxes declined for the current quarter compared to the same period last year with most of the decrease associated with the capitalization of more payroll taxes associated with more capital labor. Capital expenditures for adding new customers to the distribution system and replacement of older facilities have increased depreciation expense over last year's levels. Propane operations expense experienced a $436,092 increase over the same period last year with increases in propane delivery costs, marketing expenses, benefit costs, management allocations and depreciation resulting from the exceptional growth in customers and sales volumes in the Company's propane subsidiary. Interest charges declined slightly from the same period last year due to the refinancing of Series K and L First Mortgage debt last year in addition to reductions in short-term interest rates during the current quarter.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




For the six-month period ended March 31, 1999, operating margins decreased $58,335, or 0.4 percent, from the same period last year. Natural gas deliveries fell by 523,270 MCF, or 6.7 percent, from the same period last year, as weather was 9.2 percent warmer. During the same period, propane volumes increased 793,910 gallons, or 13.8 percent. Customer growth has served to mitigate the impact of the weather on propane gallons. As discussed above, growth in the propane division continues to be a significant factor in the Company's performance.

For the six-month period ended March 31, 1999, operations and maintenance expenses declined $420,121 from the same period last year. These declines correspond to the expense reductions discussed above. General taxes declined $144,849 from the same period last year as revenue sensitive taxes decreased on reduced natural gas revenues. The increase of $95,426 in depreciation corresponds with the increases in capital additions. Propane operations expense increased by $506,426 compared to the same period last year. The growth in the customer base of propane has demanded more of the Company's resources to properly serve the customers. Interest charges for the six-month period ended March 31, 1999 as compared to the same period last year, are consistent with differences defined above for the quarter.

The six-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1999. The total revenues during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining months. Furthermore, management will continue with the austerity program by continuing to reduce budgets on all nonessential operations. Critical operations and safety will remain a top priority, including the Company's efforts to address the Year 2000 issue.

Regulatory Affairs

The Company currently has two rate case applications pending before regulatory bodies. In Virginia, Roanoke Gas Company entered into a Stipulation with both the Virginia State Corporation Commission Staff and the Office of the Attorney General providing for an annual increase of approximately $433,500 in gross revenues. All issues in the rate application were settled except for the implementation of a surcharge to recover the carrying cost and depreciation on non-revenue producing investment in distribution plant. The settlement is subject to Commission approval. After the filing of the Stipulation, the Company filed and received

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




approval of a motion to implement the settlement rates in May of 1999 and to provide refunds dating back to February 28, 1999 when interim rates went into effect. The Company has established reserves for the estimated refund in this case. A final order is expected in late summer of this year.

In West Virginia, Bluefield Gas Company filed for a rate increase of $127,000. The case is still in the early stages and testimony will be filed in April and May with the hearing set for June. Rates from this proceeding are scheduled to become effective on December 1, 1999.

In the federal regulatory arena, the Company filed a Form U-1 with the Securities and Exchange Commission on October 16, 1998, seeking approval to reorganize the Company into a holding company with three separate subsidiaries. The filing provides that the holding company will be established as RGC Resources, Inc., and the subsidiaries will be Roanoke Gas Company, Bluefield Gas Company and Diversified Energy Company.

The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The Securities and Exchange Commission approved the Company's S-4 filing on January 28, 1999. The Company's shareholders approved the reorganization at the Company's annual stockholders' meeting held on March 31, 1999. The SEC issued its order authorizing the acquisition of common stock of gas utility companies on April 1, 1999. The reorganization is expected to be completed during the fourth quarter of fiscal year 1999. Immediately following the reorganization, RGC Resources will file an exemption statement to exempt itself and its subsidiaries from all provisions of the Public Utility Holding Company Act, except with respect to certain acquisitions and investments, under the "intrastate" exemption in Section 3(a)(1).

Year 2000

Roanoke Gas Company has made significant progress in addressing the Year 2000 issue. The Year 2000 concern is caused by the movement from 1999 to the year 2000. Many computer-based systems rely on the last two numbers of the date to distinguish the year, and many of these systems will not recognize "00" as an acceptable date. Even if systems will accept "00" as an appropriate date, many systems will not distinguish the year 2000 from year 1900. Like all other

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




companies that use application software and rely on a computer-based infrastructure that includes microprocessor systems, the Year 2000 issue affects many areas of the Company's operations. The Company has formed a Year 2000 Task Force comprised of a comprehensive group of employees who have developed a written plan that addresses communications, system remediation and conversions, system testing and contingency planning.

The Company has conducted an extensive inventory to identify and categorize all of its internal systems that may be date-sensitive. These internal systems control, monitor, or assist in the operation of the Company, its equipment and machinery. Generally, these systems contain microprocessor chips, integrated circuits, or computer boards. The Company identified date-sensitive applications in customer service, operations, financial systems, end-user applications, storage and distribution systems, meters, telecommunications, vehicles, building controls and other areas. With these systems identified, each system is reviewed to determine how it can be tested. When applicable, manufacturers are contacted concerning available compliance information. An industry consultant is assisting the Company with this phase.

The Company started upgrading internal systems in the winter of 1996 and completed the majority of the upgrades by the fall of 1997. These systems cover the entire scope of the business, ranging from the Payroll System to the Customer Information System. Most systems that have been upgraded have been in production for a minimum of ten months. There is a plan in place to upgrade the remaining internal system applications by the spring of 1999. With baseline validation complete, testing for the Year 2000 and other key dates has begun. In October 1998, the Company set up a training and testing lab, and operating system testing was completed in November 1998. The Company began performing tests on all software applications in December 1998 and such testing is scheduled to be completed in the spring of 1999. Over 70% of the Company's systems have successfully completed testing and were found to be Year 2000 compliant. The remaining 30%, which includes the propane system, remains to be tested.

Roanoke Gas has made considerable progress in upgrading its information systems to be Year 2000 compliant. Essentially, all of the core IBM AS/400 systems have been upgraded, with the exception of propane, which should be completed by mid-1999. All Local Area Network (LAN) and Wide Area Network (WAN) systems have been upgraded. The remaining systems are believed to be compliant or a plan is in place to reach compliance. The Company believes that most of its vendors, suppliers and major customers are dedicated to the problem with intentions of completing their efforts in a timely manner. Employee awareness and planning are a top priority of the Company's Year 2000 Task Force.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




The Company added a segregated test environment that included a second
AS/400 in 1998 and an additional network file server. This will not only help facilitate the implementation of the new CIS system, but will also allow for more thorough Year 2000 testing. The segregated test environment also upgrades the Company's Disaster Recovery Planning by enabling an internal recovery hot-site.

The Company is developing a contingency plan to identify the areas with the highest potential risk of Year 2000 exposure and determining the functions that need contingency plans. The Company anticipates that the contingency plans will be developed and documented by the summer of 1999.

The Company maintains emergency operating plans for problems that could arise from both internal and external sources. With regard to internal systems, the Company believes that it has identified and is addressing the Year 2000 compliance of the systems that pose the most significant risk to its ability to provide safe and reliable service to customers. Externally, the Company has initiated discussions with suppliers of interstate transportation capacity and relies on their testing and remediation methods to continue the supply of natural gas to its distribution system. Furthermore, the Company has received and responded to letters from many of its customers concerning its Year 2000 compliance status. Likewise, the Company has held discussions with large-volume customers concerning its Year 2000 issues.

The Company believes that it is taking reasonable measures to ensure the safe and uninterrupted delivery of natural gas. There can be no guarantee that the systems of other companies and external services, such as water, electricity, and telephone, on which the Company's operations rely, will be timely converted, or will be converted in a manner compatible with the Company's systems. If this were to occur, it would create a significant barrier to providing service to the Company's customers and could result in material increases in operating expenses and lost revenues.

To date, the Company has spent approximately $35,000 on Year 2000 remediation activities. The Company projects that it will spend an additional $109,000, over and above otherwise planned upgrades to systems and hardware, over the course of the next year to complete its Year 2000 readiness plan.

ROANOKE GAS COMPANY AND SUBSIDIARIES
------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




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

                           Part II - Other Information

Item 2.    Changes in Securities.

           Pursuant to the Roanoke Gas Company Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended March 31, 1999, the Company issued a total of 422 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

                        Investment   Date Price     Number of Shares
                        ----------   ----------     ----------------
                           1-1-99     $19.750          136.708
                           2-1-99     $19.750          146.835
                           3-1-99     $21.000          138.098

           On March 31, 1999, the Company also issued the 213.429 shares of its common stock as bonuses to certain employees and management personnel as rewards for perfect attendance and performance. The 213.429 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.

Item 4.    Submission of Matters to a Vote of Security Holders

           On March 31, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, Lynn D. Avis, J. Allen Layman and Thomas L. Robertson were each re-elected as Class B directors until the Annual Meeting of Shareholders to be held in 2002. For Lynn D. Avis, 1,623,812 votes were cast in favor, and 14,031 votes were withheld. For J. Allen Layman, 1,623,598 votes were cast in favor, and 14,245 votes were withheld. For Thomas L. Robertson, 1,619,396 votes were cast in favor, and 18,447 votes were withheld. There were no broker non-votes.

           The shareholders also approved the terms of the Agreement and Plan of Merger and Reorganization, as set forth in the Company's proxy statement dated February 5,

           1999. 1,336,357 votes were cast in favor, 48,800 were voted against, 16,9191 abstained. There were 234,766 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)        Exhibits

                      Exhibit 27 - Financial Data Schedule

           (b)        Reports on Form 8-K

                      There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROANOKE GAS COMPANY



Date: May 14, 1999           By:  s/Roger L. Baumgardner
                                 ------------------------------------------
                                    Roger L. Baumgardner
                                    Vice President/Secretary, Treasurer
                                    And Principal Accounting Officer